Form 10-Q
period 2012-02-29
GLOBAL LINES INC
filed 2012-06-21
CIK 1532390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 29, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File No. 333-170091


                                GLOBAL LINES INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                   4700                           99-0367049
(State or Other Jurisdiction of        (Primary Standard Industrial             (IRS Employer
 Incorporation or Organization)           Classification Number)            Identification Number)

                         16400 Collins Avenue unit 2142
                           Sunny Isles Beach FL 33160
                                  954-889-7573
          (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                  Outstanding as of February 29, 2012
      -----                                  -----------------------------------
Common Stock, $0.001                                       5,000,000

PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      3
           Balance Sheets                                                      3
           Statements of Operations                                            4
           Statements of Cash Flows                                            5
           Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

Item 4.  Controls and Procedures                                              11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Mine Safety Disclosures                                              12

Item 5.  Other Information                                                    12

Item 6.  Exhibits                                                             12

Signatures                                                                    13

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GLOBAL LINES INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                            February 29,        August 31,
                                                                               2012               2011
                                                                             --------           --------
                                                                            (unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                  $    351           $  4,588
                                                                             --------           --------
      Total current assets                                                        351              4,588
                                                                             --------           --------
Property and Equipment
  Property and equipment - net                                                 11,086                  0
                                                                             --------           --------

Total Assets                                                                 $ 11,437           $  4,588
                                                                             ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                                                              $  8,000           $      0
  Notes payable-related parties                                                 6,604                604
                                                                             --------           --------

Total Liabilities                                                              14,604                604
                                                                             --------           --------

Stockholders' Equity
  Common stock, par value $0.001; 75,000,000 shares authorized,
   5,000,000 and 4,500,000 shares issued and outstanding, respectively          5,000              4,500
  Deficit accumulated during the development stage                             (8,167)              (516)
                                                                             --------           --------
Total Stockholders' Equity                                                     (3,167)             3,984
                                                                             --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                         $ 11,437           $  4,588
                                                                             ========           ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                GLOBAL LINES INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                               For the
                                                                                             period from
                                                   For the three         For the six         June 6, 2011
                                                   months ended         months ended        (Inception) to
                                                    February 29,         February 29,         February 29,
                                                       2012                 2012                 2012
                                                    ----------           ----------           ----------
REVENUES                                            $        0           $        0           $        0
                                                    ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                      1,560                6,560                6,560
  General and administrative expenses                       91                  177                  693
  Depreciation expense                                     598                  914                  914
                                                    ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                 2,249                7,651                8,167
                                                    ----------           ----------           ----------

NET LOSS FROM OPERATIONS                                (2,249)              (7,651)              (8,167)

PROVISION FOR INCOME TAXES                                   0                    0                    0
                                                    ----------           ----------           ----------

NET LOSS                                            $   (2,249)          $   (7,651)          $   (8,167)
                                                    ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED               $    (0.00)          $    (0.00)
                                                    ==========           ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                   4,956,044            4,978,022
                                                    ==========           ==========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                GLOBAL LINES INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                     For the
                                                                                   period from
                                                              For the six          June 6, 2011
                                                             months ended         (Inception) to
                                                              February 29,          February 29,
                                                                 2012                  2012
                                                               --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                      $ (7,651)             $ (8,167)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation expenses                                          914                   914
     Expenses paid on Company's behalf by related paries              0                   504
                                                               --------              --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (6,737)               (6,749)
                                                               --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS USED IN INVESTING ACTIVITIES                           4,000                 4,000
                                                               --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                500                 5,000
  Loans from director                                             6,000                 6,100
                                                               --------              --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                       6,500                11,100
                                                               --------              --------

NET INCREASE (DECREASE) IN CASH                                  (4,237)                  351
Cash, beginning of period                                         4,588                     0
                                                               --------              --------

CASH, END OF PERIOD                                            $    351              $    351
                                                               ========              ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $      0              $      0
                                                               ========              ========
  Cash paid for income taxes                                   $      0              $      0
                                                               ========              ========


Schedule of Non-Cash Investing And Financing Activities:

Note payable issued for purchase of fixed assets


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                GLOBAL LINES INC.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                      February 29, 2012 and August 31, 2011
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Global Lines, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 6, 2011. We are a development stage company that is involved in a limousine service. Global lines Inc. will be actively engaged in providing chauffeuring and transportation services to residents within its local Florida market.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended February 29, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Recent Accounting Pronouncements
Global Lines Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,588 of cash as of August 31, 2011 and $351 of cash as of February 29, 2012.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                GLOBAL LINES INC.
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                      February 29, 2012 and August 31, 2011
                                   (Unaudited)


NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of February 29, 2012. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 5 - PROPERTY AND EQUIPMENT

The company paid a deposit for a vehicle in the amount of $4,000. The remainder of $8,000 is due by the maturity date of the note at February 29, 2012. The total purchase price for the vehicle is $12,000. The following is a summary of property and equipment at February 29, 2012 and August 31, 2011:

                                     February 29, 2012        August 31, 2011
                                     -----------------        ---------------
Vehicles                                  $ 12,000               $     --
Gross Property and Equipment                12,000                     --
Less: accumulated depreciation                (914)                    --
                                          --------               --------
Net Property and Equipment                $ 11,086               $     --
                                          ========               ========

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company owed $604 to a director of the Company as of August 31, 2011. During the six month period ended February 29, 2012, the Company borrowed an additional $6,000 in cash from the same director, leaving a balance due of $6,604 as of February 29, 2012. The amounts are due on demand, are non-interest bearing and are unsecured.

NOTE 7 - COMMON STOCK

The Company has 75,000,000 authorized shares of $0.001 par value common stock. As of February 29, 2012, and August 31, 2011, the Company had 5,000,000 and 4,500,000 shares of common stock issued and outstanding, respectively.

On August 29, 2011, the Company issued 4,500,000 shares of common stock for cash proceeds of $4,500 at $0.001 per share. On September 12, 2011, the Company issued 500,000 shares of common stock for cash proceeds of $500 at $0.001 per share.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent from February 29, 2012 through the date these financial statements were issued, and has determined there are no material subsequent events to disclose in these financial statements.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on June 6, 2011. We are involved the chauffeured transportation business. Global lines Inc. will be providing chauffeuring and transportation services to residents within its local market. We will primarily provide transportation services such as private school student transport, sightseeing trips, and elderly transportation. We will also offer transportation to the airport and special event such as proms and weddings. We plan to serve a repeat clientele who demand--and can afford--reliable, secure service from drivers with detailed knowledge of the area. We have not generated any revenues to date. We have executed an agreement with "Super Limousines", developed our business plan and paid deposit of $4,000 on one car to be used for Limosine Service. Since inception through February 29, 2012, the Company has not generated any revenue and has accumulated losses of $8,167.

LIMOUSINE SERVICE

The customer needs in the limousine transportation market are quite diverse. Corporate and airport transfer clients are mostly interested in reliable and fast service. For these clients, limousine services save time and add convenience compared to using public transportation or personal vehicles. Prom and bachelor party clients are more interested in the social status associated with the limousine service; however, this segment is less loyal and shops around for the best value. At the same time, wedding and funeral transportation clients, who also seek the emotional benefits of using a limousine service, may be less price sensitive than other segments. Further, the sightseeing segment, which is currently underserved, does not only need spacious and comfortable accommodation during the trip, but also benefits from a driver who is very familiar with the area and who can serve as a guide as well. Global Lines Inc. will concentrate in the areas of private school student transport, sightseeing trips, and elderly transportation. We believe that these markets have higher margins and are less price sensitive. According to www.localschooldirectory.com, Ft Lauderdale has 33 private schools with 32000 students. According to www.broward.org, Ft Lauderdale airport traffic (December-June 2010) is 10,367,009 passengers--potential clients for the sightseeing service. There are 150 assisted living facilities in the area--potential clients for elderly transportation service.

INDUSTRY STATISTICS:

The latest LCT (limousine, charter and tours) Fact Book (http://www.lctmag.com) statistics:

PROFITS: The average overall percentage profit margin for chauffeured transportation companies in 2010: 17%, up from 15% in 2009. Small chauffeured transportation companies recorded an average profit margin of: 21% in 2010, compared to 18% for 2009.

FLEET VEHICLES: Median number of vehicles in fleet as of 1Q 2011: 8

WAGES: Average hourly wages for Chauffeurs: $13.92

TOP 5 BEST BUSINESS CLIMATES:

1. South Dakota
2. Alaska
3. Wyoming
4. Nevada
5. Florida

AGREEMENT

We have executed an agreement with "Super Limousines" under which, Super Limousines agrees to provide work to Global Lines Inc., collect payment from customers and provide payment to Global Lines Inc. for performed services The consideration fee shall be calculated as ten per cent (10%) of the net value of transportation services sold by the "Super limousines" to customer and performed by Global Lines Inc. Either party may terminate this agreement at any time by giving the other party ten (10) days prior written notice.

PRICING

Average hourly cost to hire Limousine in South Florida is $60 (July 2011). We plan to price our service approximately at the same rate.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTHS PERIOD ENDED FEBRUARY 29, 2012

Our net loss for the three months period ended February 29, 2012 was $2,249. During the three months periods ended February 29, 2012 we have not generated any revenue.

During the three months period ended February 29, 2012, our operating expenses were general and administrative expenses $91, professional fees of $1,560 and depreciation expenses $598. The weighted average number of shares outstanding was 4,956,044 for the three months period ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED FEBRUARY 29, 2012

As at February 29, 2012, our total assets were $11,437 compared to $4,588 in total assets at August 31, 2011. Total assets were comprised of $351 in cash. As at, our current liabilities were $0.

Stockholders'   equity  was  $(3,167)  as  of  February  29,  2012  compared  to stockholders' equity of $3,984 as of August 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended February 29, 2012, net cash flows used in operating activities was $(6,737). For the period from inception (June 6, 2011) to February 29, 2012, net cash from operating activities was $(6,749).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended February 29, 2012, the Company generated $4,000 cash flow.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the three month period ended February 29, 2012, net cash provided by financing activities was $6,500. For the period from inception (June 6, 2011) to February 29, 2012, net cash provided by financing activities was $11,100 received from proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities,  and debt  issuances.  Thereafter,  we  expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' review report accompanying our February 29, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101  Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GLOBAL LINES INC.


Dated: June 18, 2012                          By: /s/ Sergejs Belkovs
                                                  ------------------------------
                                                  Sergejs Belkovs, President and
                                                  Chief Executive Officer and
                                                  Chief Financial Officer