Form 10-Q
period 2012-05-31
GLOBAL LINES INC
filed 2012-07-18
CIK 1532390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

                         Commission File No. 333-170091


                                GLOBAL LINES INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                4700                         EIN 99-0367049
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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                        Outstanding as of May 31, 2012
     -----                                        ------------------------------
Common Stock, $0.001                                         7,300,000

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)                             3
          Condensed  Balance Sheets                                            3
          Condensed  Statements of Operations                                  4
          Condensed  Statements of Cash Flows                                  5
          Notes to Condensed Financial Statements                              6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk            12

Item 4. Controls and Procedures                                               12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Mine Safety Disclosures                                               13

Item 5. Other Information                                                     13

Item 6. Exhibits                                                              13

Signatures                                                                    14

                                GLOBAL LINES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                     May 31,          August 31,
                                                                      2012               2011
                                                                    --------           --------
                                                                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                         $ 17,861           $  4,588
                                                                    --------           --------
      TOTAL CURRENT ASSETS                                            17,861              4,588
                                                                    --------           --------
PROPERTY AND EQUIPMENT, NET                                           10,481                 --
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 28,342           $  4,588
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                     $  8,000           $     --
  Loan from shareholder                                                6,604                604
                                                                    --------           --------
      TOTAL CURRENT LIABILITIES                                       14,604                604
                                                                    --------           --------
STOCKHOLDERS EQUITY
  Common stock, par value $0.001; 75,000,000 shares
   authorized, 7,300,000 and 4,500,000 shares issued
   and outstanding, respectively                                       7,300              4,500
  Additional paid in capital                                          20,700                 --
  Deficit accumulated during the development stage                   (14,262)              (516)
                                                                    --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                      13,738              3,984
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 28,342           $  4,588
                                                                    ========           ========


            See accompanying notes to condensed financial statements.

                                GLOBAL LINES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                For the              For the           For the period
                                              three months          nine months       from June 6, 2011
                                                 ended                ended            (Inception) to
                                                 May 31,              May 31,              May 31,
                                                  2012                 2012                 2012
                                               ----------           ----------           ----------
REVENUES                                       $       --           $       --           $       --
                                               ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                 5,099               11,659               11,659
  General & administrative                            391                  568                1,085
  Depreciation                                        605                1,518                1,518
                                               ----------           ----------           ----------
TOTAL OPERATING EXPENSES                            6,095               13,745               14,262
                                               ----------           ----------           ----------
NET LOSS FROM OPERATIONS                           (6,095)             (13,745)             (14,262)
PROVISION FOR INCOME TAXES                             --                   --                   --
                                               ----------           ----------           ----------

NET LOSS                                       $   (6,095)          $  (13,745)          $  (14,262)
                                               ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED          $    (0.00)          $    (0.00)
                                               ==========           ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED                 5,879,891            5,280,839
                                               ==========           ==========


            See accompanying notes to condensed financial statements.

                                GLOBAL LINES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  For the        For the period
                                                                 nine months     from June 6, 2011
                                                                   ended          (Inception) to
                                                                   May 31,            May 31,
                                                                    2012               2012
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                         $(13,745)          $(14,261)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:
     Depreciation expense                                            1,518              1,518
     Expenses paid on behalf of company                                 --                504
                                                                  --------           --------
           CASH FLOWS USED IN OPERATING ACTIVITIES                 (12,227)           (12,239)
                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                (4,000)            (4,000)
                                                                  --------           --------
           CASH FLOWS USED IN INVESTING ACTIVITIES                  (4,000)            (4,000)
                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                23,500             28,000
  Director loans                                                     6,000              6,100
                                                                  --------           --------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              29,500             34,100
                                                                  --------           --------
NET INCREASE (DECREASE) IN CASH                                     13,273             17,861
Cash, beginning of period                                            4,588                 --
                                                                  --------           --------

CASH, END OF PERIOD                                               $ 17,861           $ 17,861
                                                                  ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $     --           $     --
                                                                  ========           ========
  Income taxes paid                                               $     --           $     --
                                                                  ========           ========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note payable issued for purchase of fixed assets                $  8,000           $  8,000


            See accompanying notes to condensed financial statements.

                                GLOBAL LINES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MAY 31, 2012 (UNAUDITED)


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Global Lines Inc. (the "Company" or "Global") was incorporated under the laws of the State of Nevada on June 6, 2011. We are a development stage company that is involved in a limousine service. Global Lines Inc. will be actively engaged in providing chauffeuring and transportation services to residents within its local Florida market.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended May 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 3 - PROPERTY AND EQUIPMENT

The company put up a deposit for Toyota Highlander or Lincoln town in the amount of $4,000 payable to Baltrade Inc. The remainder of $8,000 is due by May 31, 2012. The total purchase price for vehicle is $12,000. The company does not intend to sell the vehicle, but rather to use it in order to generate revenue.

                                                     May 31,          August 31,
                                                      2012              2011
                                                    --------          --------
Vehicles                                            $ 12,000          $     --
Less: accumulated depreciation                        (1,518)               --
                                                    --------          --------

Net Property and Equipment                          $ 10,481          $     --
                                                    ========          ========

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of May 31, 2012. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies.

                                GLOBAL LINES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MAY 31, 2012 (UNAUDITED)


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Company (Continued)

A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted August 31 as a fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $17,861 and $4,588 of cash as of May 31, 2012 and August 31, 2011.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2012.

                                GLOBAL LINES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MAY 31, 2012 (UNAUDITED)


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Global Lines Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period from inception on June 6, 2011 through May 31, 2011, the a company Director loaned $604 to the Company for business operations, of which $504 consisted of expenses paid on behalf of the Company by the Director.

During the nine month period ended May 31, 2012, the same company Director loaned an additional $6,000 to the Company for business operations, leaving a balance due of $6,604. The loan is unsecured, non-interest bearing and due on demand.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were 7,300,000 shares of common stock issued and outstanding as of May 31, 2012 and 4,500,000 shares of common stock issued and outstanding as of August 31, 2011.

On August 29, 2011, the Company issued 5,000,000 shares of common stock for cash proceeds of $4,500 at $0.001 per share. On February 14, 2012, the Company issued 2,300,000 shares of common stock for cash proceeds of $23,000 at $0.01 per share.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2012 through the date of this report, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on June 6, 2011. We are involved the chauffeured transportation business. Global lines Inc. will be providing chauffeuring and transportation services to residents within its local market. We will primarily provide transportation services such as private school student transport, sightseeing trips, and elderly transportation. We will also offer transportation to the airport and special event such as proms and weddings. We plan to serve a repeat clientele who demand--and can afford--reliable, secure service from drivers with detailed knowledge of the area. We have not generated any revenues to date. We have executed an agreement with "Super Limousines", developed our business plan and paid deposit of $4,000 on one car to be used for Limosine Service. Since inception through May 31, 2012, the Company has not generated any revenue and has accumulated losses of $14,262.

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

THREE MONTHS PERIOD ENDED MAY 31, 2012

Our net loss for the three months period ended May 31, 2012 was $6,095. During the three months periods ended May 31, 2012 we have not generated any revenue.

During the three months period ended May 31, 2012, our operating expenses were general and administrative expenses $391, professional fees of $5,099 and depreciation expenses $605. The weighted average number of shares outstanding was 5,879,891 for the three months period ended May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED MAY 31, 2012

As at May 31, 2012, our total assets were $28,342 compared to $4,588 in total assets at August 31, 2011. Total assets were comprised of $17,861 in cash. As at, our current liabilities were $14,604. Stockholders' equity was $ 13,738 as of May 31, 2012 compare to stockholders' equity of $3,984 as of August 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended May 31, 2012, net cash flows used in operating activities was $(12,227). For the period from inception (June 6, 2011) to May 31, 2012, net cash used in operating activities was $12,239.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended May 31, 2012, the Company generated $4,000 cash flow.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended May 31, 2012, net cash provided by financing activities was $29,500. For the period from inception (June 6, 2011) to May 31, 2012, net cash provided by financing activities was $34,100 received from proceeds from issuance of common stock.

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

GOING CONCERN

The independent auditors' review report accompanying our May 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits:

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

                                          GLOBAL LINES INC.

Dated: July 16, 2012                      By: /s/ Sergejs Belkovs
                                              ----------------------------------
                                              Sergejs Belkovs, President and
                                              Chief Executive Officer and
                                              Chief Financial Officer