Form 10-K
period 2012-08-31
GLOBAL LINES INC
filed 2012-11-26
CIK 1532390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-170091

GLOBAL LINES INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	4700 (Primary Standard Industrial Classification Number)	EIN 98-0367049 (IRS Employer Identification Number)

16400 Collins Avenue unit 2142

Sunny Isles Beach FL 33160

954-889-7573

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of August 31, 2012, the registrant had 7,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 31, 2012.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We were incorporated in the State of Nevada on June 6, 2011. We are involved the chauffeured transportation business. Global lines Inc. will be providing chauffeuring and transportation services to residents within its local market. We will primarily provide transportation services such as private school student transport, sightseeing trips, and elderly transportation. We will also offer transportation to the airport and special event such as proms and weddings. We plan to serve a repeat clientele who demand--and can afford--reliable, secure service from drivers with detailed knowledge of the area. We have not generated any revenues to date. We have executed an agreement with "Super Limousines", developed our business plan and paid deposit of $4,000 on one car to be used for Limosine Service. Since inception through August 31, 2012, the Company has not generated any revenue and has accumulated losses of $43,142.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of August 31, 2012, no shares of our common stock have traded.

Number of Holders

As of August 31, 2012, the 7,300,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2011 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED AUGUST 31, 2011 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2012.

Our net loss for the fiscal year ended August 31 2012 was $42,626 compared to a net loss of $516 during the fiscal year ended August 31, 2011. During fiscal year ended August 31, 2012, the Company has not generated any revenue.

During the fiscal year ended August 31, 2012, we incurred general and administrative expenses of $698 and professional fees expense of $41,928 compared to general and administrative expenses of $516 incurred during fiscal year ended August 31, 2011.

Expenses incurred during the fiscal year ended August 31, 2012 compared to fiscal year ended August 31, 2011 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 5,879,891 for the fiscal year ended August 31, 2012 compared to 4,500,000 for the period from June 6, 2011 to August 31, 2011.

Expenses incurred during fiscal year ended August 31, 2012 compared to fiscal year ended August 31, 2011 increased primarily due to the increased scale and scope of business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2012

As of August 31, 2012, our total assets were $5,462 comprised of cash of $1,462 and deposits of $4,000 and our total liabilities were $20,604 comprised of notes payable to related parties.

As of August 31, 2011, our total assets were $4,588 comprised of cash and cash equivalents.  Stockholders’ equity decreased from $3,984 as of August 31, 2011 to ($15,142) as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2012, net cash flows used in operating activities was ($39,626) consisting of a net loss of ($42,626); increase in deposits of ($4,000); and expenses paid on behalf of the company by a related party of $7,000. For the fiscal year ended August 31, 2011, net cash flows used in operating activities was ($516). Net cash flows used in operating activities was ($40,142) for the period from inception (June 6, 2011) to August 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2012, net cash from financing activities was $36,500 consisting of $23,500 of proceeds from issuances of common stock and $13,000 in loan from a director.  For the fiscal year ended August 31, 2011, net cash from financing activities was $5,104 consisting of $4,500 of proceeds received from issuances of common stock and $604 in loan from a director. For the period from inception (June 6, 2011) to August 31, 2012, net cash provided by financing activities was $41,604 consisting of $28,000 of proceeds received from issuances of common stock and $13,604 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2012 and August 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

GLOBAL LINES INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

F-0

Balance Sheets as of August 31, 2011 and August 31, 2012

F-1

Statements of Operations for the periods ended August 31, 2012 and 2011 and the period from June 6, 2011 (Date of Inception) to August 31, 2012

 F-2

Statement of Stockholder’s equity (Deficit) for the period from inception on June 6, 2011 through August 31, 2011 and August 31, 2012

F-3

Statements of Cash Flows for the periods ended August 31, 2012 and 2011 and the period from June 6, 2011 (Date of Inception) to August 31, 2012

F-4

Notes to the Financial Statements

           F-5 - F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Lines, Inc.

16400 Collins Avenue Unit 2142

Sunny Isles Beach FL 33160

We have audited the accompanying balance sheet of Global Lines, Inc. (“the Company”) as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2012 and for the period from inception on June 6, 2011 through August 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Global Lines, Inc. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from inception on June 6, 2011 through August 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $43,142 as of August 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates

Farmington, UT

November 9, 2012

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

August 31, 2012		August 31, 2011

CURRENT ASSETS

Cash and cash equivalents	$ 1,462	$ 4,588
Deposits	4,000	-

Total current assets	5,462	4,588

TOTAL ASSETS	$ 5,462	$ 4,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable- related parties	$ 20,604	$ 604

Total Liabilities	20,604	604

STOCKHOLDERS EQUITY (Deficit)

Common stock, par value $0.001; 75,000,000 shares authorized, 7,300,000 and 4,500,000 shares issued and outstanding, respectively	7,300	4,500
Additional paid in capital	20,700	-
Deficit accumulated during the development stage	(43,142)	(516)

Total Stockholders’ Equity (Deficit)	(15,142)	3,984

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ 5,462	$ 4,588

See accompanying notes to financial statements.

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended August 31, 2012	For the period from June 6, 2011 (Inception) to August 31, 2011	For the period from June 6, 2011 (Inception) to August 31, 2012

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	41,928	-	41,928
General & administrative	698	516	1,214
Depreciation	-	-	-

TOTAL OPERATING EXPENSES	42,626	516	43,142

NET LOSS FROM OPERATIONS	(42,626)	(516)	(43,142)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (42,626)	$ (516)	$ (43,142)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,879,891	4,500,000

See accompanying notes to financial statements.

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Inception, June 6, 2011	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	4,500,000	4,500	-	-	4,500

Net loss for the year ended August 31, 2011	-	-	-	(516)	(516)

Balance, August 31, 2011	4,500,000	4,500	-	(516)	3,984

Shares issued for cash at $0.001 per share	500,000	500	-		500

Shares issued for cash at $0.01 per share	2,300,000	2,300	20,700	-	23,000

Net loss for the year ended August 31, 2012	-	-	-	(42,626)	(42,626)

Balance, August 31, 2012	7,300,000	$ 7,300	$20,700	$ (43,142)	$ (15,142)

See accompanying notes to financial statements.

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2012	Period from June 6, 2011 (Inception) to August 31, 2011	Period from June 6, 2011 (Inception) to August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (42,626)	$ (516)	$ (43,142)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Expenses paid on behalf of the company by related party	7,000	-	7,000
Changes in assets and liabilities:
Increase in deposits	(4,000)	-	(4,000)
Net Cash Used in Operating Activities	(39,626)	(516)	(40,142)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	23,500	4,500	28,000
Loans from shareholder	13,000	604	13,604
Net Cash Provided by Financing Activities	36,500	5,104	41,604

Net Increase (Decrease) in Cash	(3,126)	4,588	1,462
Cash, beginning of period	4,588	-	-
Cash, end of period	$1,462	4,588	1,462

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Global Lines Inc. (the "Company" or “Global”) was incorporated under the laws of the State of Nevada on June 6, 2011. We are a development stage company that is involved in a limousine service.  Global Lines Inc. will be actively engaged in providing chauffeuring and transportation services to residents within its local Florida market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States of America, and are presented in US dollars.  The Company has adopted an August 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,462 and $4,588 of cash as of August 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, property and equipment, accrued expenses and amounts due to a shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

GLOBAL LINES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the

Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2012.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Global Lines Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

A shareholder loaned $20,604 to the Company for business operations.  The loan is unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $20,604 as of August 31, 2012 and $604 as of August 31, 2011.

GLOBAL LINES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012 AND 2011

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  There were 7,300,000 shares of common stock issued and outstanding as of August 31, 2012 and 4,500,000 shares of common stock issued and outstanding as of August 31, 2011.

For the year ended August 31, 2011, the Company issued 4,500,000 shares of common stock for cash proceeds of $4,500 at $0.001 per share.

For the year ended August 31, 2012, the Company issued 500,000 shares of common stock for cash proceeds of $500 at $0.001 per share.

On February 14, 2012, the Company issued 2,300,000 shares of common stock for cash proceeds of $23,000 at $0.01 per share.

NOTE 5 – INCOME TAXES

As of August 31, 2012, the Company had net operating loss carry forwards of approximately $43,142 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012 AND 2011

NOTE 5 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following:

	August 31, 2012	August 31, 2011
Federal income tax benefit attributable to:
Current operations	$ 14,668	$ 175
Less: valuation allowance	(14,668)	(175)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2012	August 31, 2011
Deferred tax asset attributable to:
Net operating loss carryforward	$ 14,668	$ 175
Less: valuation allowance	(14,668)	(175)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $43,142 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2012 through the date of this report, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of August 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Sergejs Belkovs 16400 Collins Ave unit 2142 Sunny Isles Beach FL 33160	39	President, Secretary, Treasurer and Director
Vladislav Novichenko	29	Secretary
16400 Collins Ave unit 2142 Sunny Isles Beach FL 33160

Biographical Information and Background of officer and director

Sergejs Belkovs has been our President, Treasurer and a member of the Board of Directors since our inception on June 6, 2011.  Mr. Belkovs’ qualifications to serve on our Board of Directors are primarily based on his experience as a manager in the area of transportation services, his knowledge of the dispatch services and his excellent communication skills.  Prior to serving as our director, Mr. Belkovs has devoted significant amount of his time to studying and researching transportation services industry. From 2006 to April 2011, Mr. Sergejs Belkovs has worked as a manager responsible for transportation at Baltic Lines, company that owns and operates luxury vehicles, providing shuttle services in Tallinn, Estonia.  His responsibilities were also to communicate with managers of various hotels and travel agencies.  He has good knowledge of dispatch services, which will be useful in managing company drivers.

Vladislav Novichenko has been our secretary since inception on June 6, 2011.  From 2006 to 2009 he has worked as a manager of a car exporting company “Vladiko” at Miami, Florida.  He was responsible for selecting and purchasing cars from dealers’ auction (according to customers’ orders) and delivering them to the shipping destinations.  From 2009 to

2010 he was working at “I & V Services” as a driver responsible for elderly transportation.  From 2010 till now Mr. Novichenko is working as insurance agent at “Alltrust Insurance Group” at Sunny Isles, Florida.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our secretary, Vladislav Novichenko, and a sole director, Sergejs Belkovs; each of them currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on June 6, 2011 until August 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Sergejs Belkovs	2011	0	0	0	0	0	0	0	0
President	2012	0	0	0	0	0	0	0	0
Vladislav Novichenko	2011	0	0	0	0	0	0	0	0
Secretary	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of August 31, 2012, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of August 31, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Sergejs Belkovs 16400 Collins Ave unit 2142 Sunny Isles Beach FL 33160 Vladislav Novichenko 16400 Collins Ave unit 2142 Sunny Isles Beach FL 33160	4,500,000 shares of common stock (direct) 500,000 shares of common stock (executive officer)	62% 7%

The percent of class is based on 7,300,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended August 31, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended August 31 2012, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended November 30, 2011, February 28, 2012, and May 31, 2012.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LINES INC.
Dated: November 16, 2012	By: /s/ Sergejs Belkovs
Sergejs Belkovs, President and Chief Executive Officer and Chief Financial Officer