Form 10-Q
period 2012-11-30
GLOBAL LINES INC
filed 2013-01-22
CIK 1532390

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-170091

GLOBAL LINES INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	4700 (Primary Standard Industrial Classification Number)	EIN 99-0367049 (IRS Employer Identification Number)

                16400 Collins Avenue unit 2142

                   Sunny Isles Beach FL 33160

                954-889-7573

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2012
Common Stock, $0.001	7,300,000

2 | Page

3 | Page

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS

	November 30, 2012	August 31, 2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ 180	$ 1,462
Deposits	4,000	4,000

Total current assets	4,180	5,462

TOTAL ASSETS	$ 4,180	$ 5,462

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Notes payable-related parties	$ 22,304	$ 20,604

Total Current Liabilities	22,304	20,604

STOCKHOLDERS EQUITY

Common stock, par value $0.001; 75,000,000 shares authorized, 7,300,000 and 7,300,000 shares issued and outstanding, respectively	7,300	7,300
Additional paid in capital	20,700	20,700
Deficit accumulated during the development stage	(46,124)	(43,142)

Total Stockholders’ Deficit	(18,124)	(15,142)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 4,180	$ 5,462

See accompanying notes to condensed financial statements.

4 | Page

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended November 30, 2012	For the three months ended November 30, 2011	For the period from June 6, 2011 (Inception) to November 30, 2012

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	2,900	5,000	44,828
General & administrative	82	396	1,296
Depreciation	-	-	-

TOTAL OPERATING EXPENSES	2,982	5,396	46,124

NET LOSS FROM OPERATIONS	(2,982)	(5,396)	(46,124)

PROVISION FOR INCOME TAXES	-		-

NET LOSS	$ (2,982)	(5,396)	$ (46,124)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,300,000	7,300,000

See accompanying notes to condensed financial statements.

5 | Page

GLOBAL LINES INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended November 30, 2012	For the three months ended November 30, 2011	For the period from June 6, 2011 (Inception) to November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,982)	$ (5,396)	$ (46,124)
Changes in assets and liabilities:
Expenses paid on behalf of the company by a related party	-	-	7,000
Increase in deposits	-	-	(4,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,982)	(5,396)	(43,124)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(11,690)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(11,690)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000	28,000
Director loans	1,700	500	15,304
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,700	5,500	43,304

NET INCREASE (DECREASE) IN CASH	(1,282)	(3,586)	180
Cash, beginning of period	1,462	4,588	-
Cash, end of period	$ 180	1,002	$ 180

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for purchase of fixed assets	$ 8,000	$ 8,000	$ 8,000

See accompanying notes to condensed financial statements

6 | Page

GLOBAL LINES INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012  (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Global Lines Inc. (the "Company" or “Global”) was incorporated under the laws of the State of Nevada on June 6, 2011. We are a development stage company that is involved in a limousine service.  Global Lines Inc. will be actively engaged in providing chauffeuring and transportation services to residents within its local Florida market.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended November 30, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of November 30, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

7 | Page

GLOBAL LINES INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted August 31 as a fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $180 and $1,462 of cash as of November 30, 2012 and August 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2012.

8 | Page

GLOBAL LINES INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2012 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period from inception on June 6, 2011 through November 30, 2012, the company Director loaned $22,304 to the Company for business operations.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  There were 7,300,000 shares of common stock issued and outstanding as of November 30, 2012 and August 31, 2012.

For the year ended August 31, 2011, the Company issued 4,500,000 shares of common stock for cash proceeds of $ 4,500 at $0.001 per share.

For the year ended August 31, 2012, the Company issued 500,000 shares of common stock for cash proceeds of $500 at $0.001 per share.

On February 14, 2012, the company issued 2,300,000 shares of common stock for cash proceeds of $23,000 at $0.01 per share.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2012 through the date of this report, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on June 6, 2011. We are involved the chauffeured transportation business. Global lines Inc. will be providing chauffeuring and transportation services to residents within its local market. We will primarily provide transportation services such as private school student transport, sightseeing trips, and elderly transportation. We will also offer transportation to the airport and special event such as proms and weddings. We plan to serve a repeat clientele who demand--and can afford--reliable, secure service from drivers with detailed knowledge of the area. We have not generated any revenues to date. We have executed an agreement with "Super Limousines", developed our business plan and paid deposit of $4,000 on one car to be used for Limosine Service. Since inception through November 30, 2012, the Company has not generated any revenue and has accumulated losses of $46,124.

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

10 | Page

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

Three Months Period Ended November 30, 2012

Our net loss for the three months period ended November 30, 2012 was $2,982.  During the three months periods ended November 30, 2012 we have not generated any revenue.

During the three months period ended November 30, 2012, our operating expenses were general and administrative expenses $82, professional fees of $2,900. The weighted average number of shares outstanding was 7,300,000 for the three months period ended November 30, 2012.

Liquidity and Capital Resources

11 | Page

Three Months Period Ended November 30, 2012

As at November 30, 2012, our total assets were $4,180 compared to $5,462 in total assets at August 31, 2012. Total assets were comprised of $180 in cash and cash equivalents and $4,000 in deposits. As at November 30, 2012, our current liabilities were $22,304.

Stockholders’ equity was ($ 18,124) as of November 30, 2012 compare to stockholders' equity of ($15,142) as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended November 30, 2012, net cash flows used in operating activities was $(2,982). For the period from inception (June 6, 2011) to November 30, 2012, net cash used in operating activities was $(31,124).

Cash Flows from Investing Activities

For the three months period ended November 30, 2012, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended November 30, 2012, net cash provided by financing activities was $1,700. For the period from inception (June 6, 2011) to November 30, 2012, net cash provided by financing activities was $43,304 received from proceeds from issuance of common stock and director loans.

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

12 | Page

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our November 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Lines Inc.
Dated: January 22, 2013	By: /s/ Sergejs Belkovs
Sergejs Belkovs, President and Chief Executive Officer and Chief Financial Officer

15 | Page