Form 10-Q
period 2013-02-28
GLOBAL LINES INC
filed 2013-05-17
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-177567

GLOBAL LINES INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16400 Collins Avenue, Unit 2142, Sunny Isles Beach, FL 33160
(Address of principal executive offices) (zip code)

954.889.7573
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

7,300,000 shares of common stock issued and outstanding as of May 15, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

Global Lines Inc.
(A Development Stage Company)

February 28, 2013

Global Lines Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US dollars)

	February 28,	August 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$18	$1,462
Deposits	4,000	4,000

Total Current Assets	4,018	5,462

Total Assets	$4,018	$5,462

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Notes payable-related parties	$–	$20,604

Total Current Liabilities	–	20,604

Total Liabilities	–	20,604

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 75,000,000 shares authorized, 7,300,000 and 7,300,000 shares issued and outstanding, respectively	7,300	7,300

Additional paid in capital	45,604	20,700

Deficit accumulated during the development stage	(48,886)	(43,142)

Total Stockholders’ Equity (Deficit )	4,018	(15,142)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,018	$5,462

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Global Lines Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated from
					June 6, 2011
	Three Months Ended		Six Months Ended		(Inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenues	–	–	–	–	–

Operating expenses

Professional fees	1,000	1,560	3,900	6,560	45,828
General and administrative expenses	1,762	91	1,844	177	3,058
Depreciation expense	–	598	–	914	–

Total Operating Expenses	2,762	2,249	5,744	7,651	48,886

Net Loss From Operations	(2,762)	(2,249)	(5,744)	(7,651)	(48,886)

Provision for Income Taxes	–	–	–	–	–

Net Loss	(2,762)	(2,249)	(5,744)	(7,651)	(48,886)

Net Loss Per Share: Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	7,300,000	4,956,044	7,300,000	4,978,022

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Global Lines Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			Accumulated from
	Six Months	Six Months	June 6, 2011
	Ended	Ended	(date of inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013
	$	$	$
Cash Flows From Operating Activities

Net income (loss) for the period	(5,744)	(7,651)	(48,886)

Adjustments to reconcile net loss to cash provided in operating activities: Depreciation	–	914	–

Changes in operating assets and liabilities:

Expenses paid on behalf of the company by a related party	–	–	7,000
Increase in deposits	–	(4,000)	(4,000)

Cash Flows Used in Operating Activities	(5,744)	(10,737)	(45,886)

Cash Flows From Financing activities

Proceeds from sale of common stock	–	500	28,000
Director loans	4,300	6,000	17,904

Cash Flows Provided by Financing Activities	4,300	6,500	45,904

Net Increase (Decrease) In Cash	(1,444)	(4,237)	18

Cash, beginning of period	1,462	4,588	–

Cash, end of period	18	351	18

Non-cash investing and financing activities:

Capital contributions by related party	24,904	–	24,904
Note payable issued for purchase of fixed assets	–	–	8,000
Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited condensed financial statements)

Global Lines Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
February 28, 2013
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Global Lines Inc. (the “Company” or “Global”) was incorporated under the laws of the State of Nevada on June 6, 2011. We are a development stage company that is involved in a limousine service. Global Lines Inc. will be actively engaged in providing chauffeuring and transportation services to residents within its local Florida market.

2.	Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended February 28, 2013 are not necessarily indicative of the operating results for the full year.

3.	Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of February 28, 2013. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

4.	Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $18 and $1,462 of cash as of February 28, 2013 and August 31, 2012.

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

Global Lines Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
February 28, 2013
(Expressed in US dollars)
(Unaudited)

4.	Summary of Significant Accounting Policies (continued)

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2013.

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

5.	Related Party Transactions

During the period from inception on June 6, 2011 through January 24, 2013, the Company’s former director loaned $24,904 to the Company for business operations. The loan was unsecured, non-interest bearing and due on demand.

On January 24, 2013, the former director agreed to forgive the $24,904 owed to the former director. On January 24, 2013, the Company recorded the forgiveness of debt of $24,904 as a capital contribution by a related party.

6.	Stockholder’s Equity

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were 7,300,000 shares of common stock issued and outstanding as of February 28, 2013 and August 31, 2012.

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

Global Lines Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
February 28, 2013
(Expressed in US dollars)
(Unaudited)

7.	Commitment

On February 19, 2013, the Company entered into a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding securities of Alkaline 84, LLC (“Alkaline”). Pursuant to the Letter of Intent the Company would issue 43,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Alkaline. In addition, the Company would complete private placements for gross proceeds of at least $500,000 prior to completing the acquisition and additional private placements for gross proceeds of at least $250,000 within 135 days of the closing date.

Upon the execution of the Letter of Intent, the Company arranged a $150,000 bridge loan for Alkaline. On February 21, 2013, Alkaline received $150,000 pursuant to a note payable (the “Note”) from a third party. If the Company completes the acquisition of Alkaline, the Note becomes convertible into units at a price of $0.40 per unit. Each unit will consist of one common share of the Company, one share purchase warrant (the “First Warrant”) and one-half of one share purchase warrant (the “Second Warrant). The First Warrant entitles the holder to acquire an additional common share of the Company at $0.50 per share for two years from the date of issuance. Each whole Second Warrant entitles the holder to acquire an additional common share of the Company at $0.60 per share for two years from the date of issuance.

8.	Subsequent Events

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to February 28, 2013 through the date of this report, and has determined that the only material subsequent event requiring disclosure is the following:

On April 17, 2013, Alkaline (Note 7) received $25,000 pursuant to a note payable (the “Subsequent Note”). If the Company completes the acquisition of Alkaline, the Subsequent Note becomes convertible into units at a price of $0.40 per unit. Each unit will consist of one common share of the Company, one share purchase warrant (the “First Warrant”) and one-half of one share purchase warrant (the “Second Warrant). The First Warrant entitles the holder to acquire an additional common share of the Company at $0.50 per share for two years from the date of issuance. Each whole Second Warrant entitles the holder to acquire an additional common share of the Company at $0.60 per share for two years from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us” “our” and “Global Lines” mean Global Lines Inc., a Nevada corporation. Unless otherwise stated, “$” refers to United States dollars.

Current Business

We have stopped pursuing the chauffeured transportation business and are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Bulletin Board, such as (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, our present management may no longer be in control of our company. In addition, our officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our debt or equity securities, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business or property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Recent Corporate Developments

Since the commencement of our second quarter ended February 28, 2013, we experienced the following corporate developments:

1.

On February 19, 2013, we entered into a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding securities of Alkaline 84, LLC (“Alkaline”). Pursuant to the Letter of Intent we would issue 43,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Alkaline. There is no assurance that we will be able to complete the transactions as contemplated under the Letter of Intent, or on terms acceptable to our company.

2.

On February 28, 2013, we entered into a private placement subscription agreement with Alkaline and Bank Gutenberg AG (“Bank Gutenberg”), whereby Bank Gutenberg purchased a note from Alkaline in the principal amount of $150,000 and on April 17, 2013, we entered into another private placement subscription agreement with Alkaline and Bank Gutenberg, whereby Bank Gutenberg purchased a second note in the principal amount of $25,000. The total aggregate of the notes is $175,000 and notes are collectively referred to as the “Notes”. The Notes bear interest at 10% per annum and are payable on the earlier of (a) May 30, 2013 and (b) the date that our acquisition of Alkaline is completed. Upon completion of the acquisition of Alkaline by our company, the Notes will become convertible into units (each, a “Unit”) of our company at the price of $0.40 per Unit. Each Unit will consist of one common share (each, a “Share”), one share purchase warrant (each, a “First Warrant”) and one-half of one share purchase warrant (each, a “Second Warrant”). The First Warrant will entitle Bank Gutenberg to purchase, for a period of two years from issuance, one additional Share at an exercise price of $0.50 per Share and each whole Second Warrant will entitle Bank Gutenberg to purchase, for a period of two years from issuance, one additional Share at an exercise price of $0.60 per Share. We issued these securities to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

3.

On March 7, 2013, our board of directors amended and restated our company’s bylaws. The amendment and restatement of the bylaws was for the purpose of, among other things, removing certain outdated provisions that existed in our prior bylaws.

4.

On March 18, 2013, Sergejs Belkovs resigned as the president, secretary, treasurer, chief executive officer and chief financial officer of our company and we appointed Stephen Rolls, as our president, secretary, treasurer, chief executive officer, chief financial officer and as a director of our company.

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Our operating results for the three and six month period ended February 28, 2013 and February 29, 2012 are summarized as follows:

	Three Month Period Ended February 28, 2013 ($)	Three Month Period Ended February 29, 2012 ($)	Six Month Period Ended February 28, 2013 ($)	Six Month Period Ended February 29, 2012 ($)
Revenue	-	-	-	-
Expenses	2,762	2,249	5,744	7,651
Net Loss	(2,762)	(2,249)	(5,744)	(7,651)

Revenue

During the three and six month periods ended February 28, 2013 and February 29, 2012, we generated no revenues.

Our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

The table below shows our expenses for the three and six month periods ended February 28, 2013 and February 29, 2012.

	Three Month Period Ended February 28, 2013 ($)	Three Month Period Ended February 29, 2012 ($)	Six Month Period Ended February 28, 2013 ($)	Six Month Period Ended February 29, 2012 ($)
Professional Fees	1,000	1,560	3,900	6,560
General and Administrative Expenses	1,762	91	1,844	177
Depreciation Expenses	-	598	-	914

Three Months ended February 28, 2013 and February 29, 2012

Our expenses increased by approximately $513 from $2,249 for the three months ended February 29, 2012 to $2,762 for the three months ended February 28, 2013.

This increase was primarily due to an increase in general and administrative expenses of $1,671 offset by a decrease in professional fees of $560, and depreciation expense of $598.

Six Months ended February 28, 2013 and February 29, 2012

Our expenses decreased by approximately $1,907 from $7,651 for the six months ended February 29, 2012 to $5,744 for the six months ended February 28, 2013.

This decrease was primarily due to a decrease in professional fees of $2,660, and depreciation expense of $914 offset by an increase in general and administrative expenses of $1,667.

Liquidity and Capital Resources

Working Capital

Our working capital results as at February 28, 2013 and August 31, 2012 are summarized as follows:

	As of February 28, 2013 ($)	As of August 31, 2012 ($)
Current assets	4,018	5,462
Current liabilities	-	20,604
Working capital (deficiency)	4,018	(15,142)

As at February 28, 2013, we had cash and cash equivalents of $18 and working capital of $4,018, compared to cash and cash equivalents of $1,462 and working capital deficiency of $15,142 as at August 31, 2012. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity or debt financing, provided that such funding continues to be available to our company. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

In their report on our financial statements for the year ended August 31, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Cash Flow

Our cash flow for the six month period ended February 28, 2013 and for the six month period ended February 29, 2012 is summarized as follows:

	Six Month Period Ended February 28, 2013 ($)	Six Month Period Ended February 29, 2012 ($)
Cash used in operating activities	(5,744)	(10,737)
Cash provided by investing activities	-	-
Cash provided by financing activities	4,300	6,500
Net increase (decrease) in cash and cash equivalents	(1,444)	(4,237)

Cash Flow Used in Operating Activities

The decrease in cash used in operating activities during the six month period ended February 28, 2013 as compared to the six month period ended February 29, 2012 was due to a decrease of expenses and deposits incurred during the six month period ended February 29, 2013.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the six month period ended February 28, 2013 or for the six month period ended February 29, 2012.

Cash Flow Provided by Financing Activities

The decrease in cash flow provided by financing activities was related to a decrease in loans provided by directors and a decrease in proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer, principal financial officer and principal accounting officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were ineffective. The ineffectiveness of the disclosure controls and procedures were due to the following material weaknesses identified:

1.

We do not have an audit committee – while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statement. Currently our board of directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – as of February 28, 2013, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in its bank accounts.

3.

We did not implement appropriate information technology controls – as at February 28, 2013, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	In adequate segregation of duties and ineffective risk management.

5.	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending August 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Recent Corporate Developments under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.1	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
10.1	Agreement dated June 28, 2011 with Super Limousine (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
10.2*	Private Placement Subscription Agreement dated February 21, 2013 with Alkaline 84, LLC and Bank Gutenberg AG
10.3*	Private Placement Subscription Agreement dated April 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LINES INC.

By:

/s/ Stephen Rolls
Stephen Rolls
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)
Date: May 17, 2013