Form 10-Q
period 2013-06-30
ALKALINE WATER Co INC
filed 2013-08-13
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-177567

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0367049
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7730 E Greenway Road, Suite 206, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(480) 272-7290
(Registrant’s telephone number, including area code)

Global Lines Inc.
16400 Collins Avenue, Unit 2142, Sunny Isles Beach, FL 33160
Year ended August 31, 2012
(Former name, former address and former fiscal year, if changed since last report )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
79,387,175 shares of common stock issued and outstanding as of August 12, 2013.

THE ALKALINE WATER COMPANY INC.
QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,		March 31,
	2013		2013
ASSETS

Current assets:
Cash	$384,700		$64,607
Accounts receivable	24,545		15,110
Inventory	29,164		7,573
Total current assets	$438,409		$87,290

Fixed assets, net	37,253		38,083
Equipment deposits - related party	105,000		15,000

Total assets	$580,662		$140,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$32,362		$12,651
Accounts payable - related party	-		490
Accrued expenses	5,400		5,400
Accrued interest	-		1,315
Notes payable	-		150,000
Total current liabilities	$37,762		$169,856

Total liabilities	$37,762		$169,856

Stockholders' deficit:
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 79,387,175 and 77,500,000 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	79,387		77,500
Additional paid in capital	929,388		176,405

Deficit accumulated during development stage	(465,875)		(283,388)
		$
Total stockholders' deficit	$542,900		(29,483)

Total liabilities and stockholders' deficit	$580,662		$140,373

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the	Inception
	three months	(June 19, 2012)
	ended	to
	June 30,	June 30,
	2013	2012

Revenue	$32,522	$-

Cost of goods sold	18,057	-

Gross profit	$14,465	$-

Operating expenses:
Sales and marketing expenses	84,193	24,048
General and administrative	67,509	46,083
General and administrative - related party	39,846	-
Depreciation expense	1,849	-
Total operating expenses	$193,397	$70,131

Other expenses:
Interest expense	(3,555)	-
Total other expense	$(3,555)	$-

Net loss	$(182,487)	$(70,131)

Weighted average number of common shares outstanding - basic	78,156,409	-

Net loss per share - basic	$(0.00)	#DIV/0!

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the	Inception
	three months	(June 19, 2012)
	ended	to
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,487)	$(70,131)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation expense	1,849	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(9,435)	-
(Increase) in inventory	(21,591)	-
Increase in accounts payable	19,221	52,545
Increase in accrued expenses	-	-
Increase in accrued interest payable	3,555	-

Net cash used in operating activities	$(188,888)	$(17,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,019)	(52,545)
Deposits	(90,000)	-

Net cash used in investing activities	$(91,019)	$(52,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	75,000	-
Proceeds from sale of common stock	525,000	-
Shareholder contribution	-	77,301
Shareholder distribution	-	(7,170)

Net cash provided by financing activities	$600,000	$70,131

NET CHANGE IN CASH	320,093	-

CASH AT BEGINNING OF PERIOD	64,607	-

CASH AT END OF PERIOD	$384,700	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$229,870	$-

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of the Company for the period of inception (June 19, 2012) to March 31, 2013 and notes thereto included in the Company’s 8-K current report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation
For the period from June 19, 2012 to March 31, 2013, the consolidated financial statements include the accounts of Alkaline Water Corp (Arizona Corporation) and Alkaline 84, LLC (Arizona Limited Liability Company). For the period from April 1, 2013 to June 30, 2013, the consolidated financial statements include the accounts of The Alkaline Water Company (Nevada Corporation), Alkaline Water Corp (Arizona Corporation) and Alkaline 84, LLC (Arizona Limited Liability Company). All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company (Nevada Corporation), Alkaline Water Corp (Arizona Corporation) and Alkaline 84, LLC (Arizona Limited Liability Company) will be collectively referred herein to as the “Company”.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Fixed assets
The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter. Leasehold improvements include the cost of the Company’s internal development and construction department. Depreciation periods are as follows:

Equipment	5 years

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company recorded revenue when it was realizable and earned upon shipment of the finished products.

The Company does not accept returns due to the nature of the product. However, they will provide credit to its customers for damaged goods.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through July 2013 and believes that none of them will have a material effect on the company’s financial statement.

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended June 30, 2013 of ($465,875). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – INVENTORY

Inventories consist of the following at:

	June 30, 2013	March 31,
		2013
Raw materials	$10,592	$5,125
Finished goods	18,572	2,448
	$29,164	$7,573

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following at:

	June 30, 2013	March 31,
		2013
Equipment	$40,916	$39,897
Less: accumulated depreciation	(3,663)	(1,814)
Fixed assets, net	$37,253	$38,083

Depreciation expense for the three months ended June 30, 2013 was $1,849.

Repairs and maintenance expense for the three months ended June 30, 2013 was $136.

NOTE 5 – EQUIPMENT DEPOSITS – RELATED PARTY

On February 27, 2013, the Company paid a $15,000 deposit on equipment that they are purchasing for approximately $145,000. During the three months ended June 30, 2013, the Company paid an additional $90,000. As of June 30, 2013, the total amount of the deposit is $105,000.

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,125,000,000 shares of its $0.001 par value common stock.

On May 31, 2013, the Company effected a 15-for-1 forward stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

Common stock

Prior to the acquisition of Alkaline Water Company, the Company had 109,500,000 shares of common stock issued and outstanding.

On May 31, 2013, the Company issued 43,000,000 shares in exchange for a 100% interest in Alkaline Water Corp. For accounting purposes, the acquisition of Alkaline Water Corp by The Alkaline Water Company Inc. has been recorded as a reverse acquisition of a company and recapitalization of Alkaline Water Corp. based on the factors demonstrating that Alkaline Water Corp. represents the accounting acquirer. The Company changed its business direction and is now a beverage company.

As part of the acquisition, the former management of the Company agreed to cancel 75,000,000 shares of common stock.

On May 31, 2013, the Company sold 1,312,500 units at $0.40 per share for total cash of $525,000. Each unit consisted of 1 share of common stock, 1 warrant which entitles the holder to purchase 1 share of common stock for a period of 2 years with an exercise price of $0.50 per share, and 1/2 warrant which entitles the holder to purchase 1/2 share of common stock for a period of 2 years with an exercise price of $0.60 per share.

On May 31, 2013, the Company converted principal amount of $225,000 and accrued interest of $4,870 for 574,675 units at $0.40 per share for total debt converted of $229,870. Each unit consisted of 1 share of common stock, 1 warrant which entitles the holder to purchase 1 share of common stock for a period of 2 years with an exercise price of $0.50 per share, and 1/2 warrant which entitles the holder to purchase 1/2 share of common stock for a period of 2 years with an exercise price of $0.60 per share.

NOTE 7 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2013 and changes during the three months ended on that date:

	Number	Weighted-Average
	of Warrants	Exercise Price
Outstanding at April 1, 2013	-	$0.00
Granted	2,830,763	$0.53
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at June 30, 2013	2,830,763	$0.53
Warrants exercisable at June 30, 2013	2,830,763	$0.53

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – WARRANTS (CONTINUED)

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2013:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-Average
	Number of	Remaining	Weighted-
	Warrants	Contractual	Average
Exercise Price	Outstanding	Life in Years	Exercise Price
$ 0.50	1,887,175	1.92	$ 0.50
$ 0.60	943,588	1.92	$ 0.60

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2013, the Company had an equipment deposit totaling $105,000 with to an entity that is controlled and owned by an officer, director and shareholder of the Company. (see Note 5 above)

During the period from Inception (June 19, 2012) to March 31, 2013, the Company purchased $39,897 in equipment from an entity that is controlled and owned by an officer, director and shareholder of the Company.

During the three months ended June 30, 2013, the Company had a total of $39,846 in general and administrative expenses with related parties. Of the total, $20,732 was consulting fees to an officer, director and shareholder of the Company, $8,210 was rent to an entity that is controlled and owned by an officer, director and shareholder of the Company $11,500 was professional fees to an entity that is controlled and owned by an officer, director and shareholder and $136 in repairs and maintenance fees to an entity that is controlled and owned by an officer, director and shareholder of the Company.

The Company has a month-to-month arrangement for rent with an entity that is controlled and owned by an officer, director and shareholder for $1,914 per month.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

            This report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

            Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

            Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  our current lack of working capital;
  inability to raise additional financing;
  the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;
  deterioration in general or regional economic conditions;
  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
  inability to efficiently manage our operations;
  inability to achieve future sales levels or other operating results; and
  the unavailability of funds for capital expenditures.

            Throughout this Quarterly Report references to “we”, “our”, “us”, “Alkaline”, “the Company”, and similar terms refer to The Alkaline Water Company Inc.

OVERVIEW AND OUTLOOK

Business Development

We were incorporated in the State of Nevada on June 6, 2011. Alkaline Water Corp. was incorporated in the State of Arizona on March 7, 2013, and it is the sole stockholder of Alkaline 84, LLC. The principal offices of our company are located at 7730 E Greenway Road Ste. 206, Scottsdale, AZ 85260. As of the date of this report Alkaline Water Corp. is our wholly-owned subsidiary, and Alkaline 84, LLC is Alkaline Water Corp.’s wholly-owned subsidiary.

Prior the closing of the share exchange agreement, on May 30, 2013, our company effected a name change by merging with its wholly-owned Nevada subsidiary named “The Alkaline Water Company Inc.” with our company as the surviving corporation under the new name “The Alkaline Water Company Inc.” In addition, on May 30, 2013, our company effected a 15:1 forward stock split of our common stock.

As described above, on May 31, 2013, we entered into a share exchange agreement with Alkaline Water Corp. and all of its stockholders, and as a result of the closing of this agreement, Alkaline Water Corp. became our wholly-owned subsidiary. Consequently, after the closing of this agreement we adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 84, LLC.

OUR BUSINESS

Overview

Following the closing of the share exchange agreement with Alkaline Water Corp. and its stockholders, our company became engaged in the business of distributing, marketing and selling bottled alkaline water in bulk for retail sale.

Principal Products

Our company offers retail consumers bottled alkaline water in three-liter and one-gallon volumes through our brand “Alkaline84”.

Our product is produced through an electrolysis process, electrochemically activated water (ECA), which uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.4 pH drinking water without the use of any chemicals, and our product incorporates 84 trace Himalayan salts.

The main reason consumers drink our product is for the perceived benefit that a proper pH balance helps fight disease and boosts the immune system and the perception that alkaline water helps to maintain a proper body pH and keeps cells young and hydrated.

Operations

Alkaline 84, our operating subsidiary, operates primarily as a marketing and distribution company. Alkaline 84 has entered into exclusive arrangements with Water Engineering Solutions LLC, an entity that is controlled and owned by Steven P. Nickolas and Richard A. Wright, for the manufacture and production of our proprietary alkaline water machines. Alkaline 84 has entered into a five year agreement with Arizona Bottling Company to act as our initial co-packer. Our branding is being coordinated through 602 Design LLC, an award winning design company. All of the remaining goods are readily available through multiple vendors. Our principal suppliers are Plastipack, Polyplastics and Relm West.

Sample production and testing of our product began in late 2012. We have currently established initial contract manufacturing in Phoenix, Arizona and plan to establish other key manufacturing facilities throughout the United States to support the national distribution of our product.

Our product is currently at the introduction phase of its lifecycle. In March 2012 Alkaline 84 did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona.

Our Market

We plan to target the emerging alkaline beverage market in the continental United States primarily through independent brokers and distributors. At present our sales efforts our focused on Arizona, Southern California and Nevada and Texas and New England. We expect to expand to the Midwest and South Eastern United States sometime in fourth quarter of 2013.

Distribution Method for Our Product

We expect that our distribution network will be a broker-distributor-retailer network, whereby brokers represent our products to distributors and retailers. Our target retail markets are: (a) chain and independent health food stores; (b) grocery stores; (c) convenience stores; (d) drug stores; and the mass retail market.

Rick’s Running Water of Santa Ana California became our first distributor on February 15, 2013 by purchasing our product and acting in that capacity as our initial warehouse from which orders and samples can be made available. On March 1 2013, B&B Distributing became our distributor in northern Arizona. National expansion of our product is scheduled to begin in the third and fourth quarters of 2013. National distribution is being arranged through Natures Best and Tree of Life as well as a number of other regional distributors.

Dependence on Few Customers

During the period from June 19, 2012 (inception date of Alkaline Water Corp.) to June 30, 2013, Alkaline Water Corp. generated its revenue from three customers: Canan Enterprise LLC, an entity that is controlled or owned by Richard A. Wright, Rick’s Running water and B&B distributors.

Marketing

We intend to market our product through our broker network. Currently our broker network consists of Product Launch Professionals, A & L Sales and Marketing, Savi Sales & Marketing, and Cashman-Edwards, Inc.

We also intend to avail ourselves of the promotional activities of our competitors and expand throughout the same retail markets as they do. We anticipate that our initial marketing thrust will be to support the retailers and distribution partners with point of sales displays and other marketing materials, strategically adding an extensive PR program and other marketing as the markets dictate.

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our product will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we do.

Important factors that will affect our ability to compete successfully include taste and flavor of our product, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network.

We will also be competing to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. The extremely competitive pressures within the beverage categories could result in our product never even being introduced beyond what we can market locally themselves.

Our product will compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade. We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including: Eternal; Essentia; Icelandic; Real Water; Aqua Hydrate; Mountain Valley; Qure; Penta; and Alka Power.

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $1.39 for a half-liter bottle to $2.99 for a one-liter bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We intend to offer our product in three-liter and one-gallon bottles.

Intellectual Property

We intend to seek, as dictated by our branding experts, to have trademark protection in the United States for a number of trademarks for slogans and product designs.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights will be a key component of our operating strategy.

Seasonality of Business

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Research and Development Costs During the Last Two Years

Alkaline 84 has worked with Water Engineering Solutions LLC, an entity that is controlled and owned by Steven P. Nickolas and Richard A. Wright, on the research and development activities related to the development of the EC100, a proprietary alkaline water system.

Government Regulation

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations.

Although we have yet to select the exact form of bottles or containers for our product, we anticipate that they will be non-refillable, recyclable container. Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Employees

In addition to Steven P. Nickolas, who is our president, chief executive officer and director, and Richard A. Wright, who is our vice-president, secretary, treasurer and director, we currently employ one full time marketing manager and three part-time beverage and retail experts whom work in the United States on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

Going Concern

            The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2013 the Company had an accumulated deficit of $465,875. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

            The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

            The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

	For the three months ended June 30, 2013	Inception (June 19, 2012) to June 30, 2012
Revenue	$ 32,522	$ -
Cost of goods sold	18,057	-
Gross profit	14,465	-
Net loss (after operating expenses and other expenses)	($182,487)	($70,131)

Revenue and Cost of Goods Sold

We had $32,522 in revenue for the three months ended June 30, 2013 as compared to $0 for the period from inception on June 19, 2012 to June 30, 2012, generated by sales of our beverage products. Cost of goods sold is comprised of production costs, and shipping and handling costs.

Expenses

Our operating expenses for the three months ended June 30, 2013 and period from inception on June 19, 2012 to June 30, 2012 are as follows:

	For the three months ended June 30, 2013	Inception (June 19, 2012) to June 30, 2012
Sales and marketing expenses	$ 84,193	$ 24,048
General and administrative expenses	67,509	46,083
General and administrative expenses – related party	39,846	-
Depreciation expense	1,849	-
Total operating expenses	$193,397	$ 70,131

During the three months ended June 30, 2013, we had a total of $39,746 in general and administrative expenses with related parties. Of the total, $20,000 was consulting fees to an officer, director and stockholder of our company, $8,210 was rent to an entity that is controlled and owned by an officer, director and stockholder of our company, $136 was repairs and maintenance to an entity that is controlled and owned by an officer, director and stockholder of our company and $11,500 was professional fees to an entity that is controlled and owned by an officer, director and stockholder of our company.

Liquidity and Capital Resources

Working Capital

Our working capital as of June 30, 2013 and March 31, 2013 is as follows:

	As of June 30, 2013	As of March 31, 2013
Current assets	$438,409	$87,290
Current liabilities	$37,762	$169,856
Working capital	$400,647	$(82,566)

Current Assets

Current assets as at June 30, 2013 primarily relate to $384,700 in cash. Current assets as at March 31, 2013 primarily relate to $64,607 in cash.

Current Liabilities

Current liabilities as at June 30, 2013 primarily relate $32,362 in accounts payable. Current liabilities as at March 31, 2013 primarily relate $150,000 in notes payable.

Cash Flow

Our cash flow for the three months ended June 30, 2013 and period from inception on June 19, 2012 to June 30, 2012 are as follows:

	For the three months ended June 30, 2013	Inception (June 19, 2012) to June 30, 2012
Net cash used in operating activities	($ 188,888)	($ 17,586)
Net cash used in investing activities	(91,019)	(52,545)
Net cash provided by financing activities	600,000	70,131
Net increase (decrease) in cash and cash equivalents	$320,093	$ -

Operating activities

            Net cash used in operating activities was $188,888 for the three months ended June 30, 2013, as compared to $17,586 used in operating activities from inception June 19, 2012 to June 30, 2012. The increase in net cash used in operating activities was primarily due to net loss from operations and increase in accounts receivable and inventory.

Investing activities

            Net cash used in investing activities was $91,019 for the three months ended June 30, 2013 as compared to $52,545 used in investing activities from inception June 19, 2012 to June 30, 2012. The increase in net cash used by investing activities was primarily from the equipment deposit – related party.

Financing activities

            Net cash provided by financing activities for the three months ended June 30, 2013 was $600,000, as compared to $70,131 from inception June 19, 2012 to June 30, 2012. The increase of net cash provided by financing activities was mainly attributable to capital provided through sales of common stock.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

            We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

            This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            We maintain "disclosure controls and procedures", as that term is defined in Rule 15d-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting officer to allow timely decisions regarding required disclosure.

            As required by paragraph (b) of Rules 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

            Except as disclosed below, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

            Pursuant to a share exchange agreement dated May 31, 2013 between our company, Alkaline Water Corp. and all of the stockholders of Alkaline Water Corp., we closed the share exchange agreement and completed the acquisition of all of the issued and outstanding shares of Alkaline Water Corp. on May 31, 2013. In connection with the closing of the share exchange agreement, on May 31, 2013, Stephen Rolls resigned as a director of our company and from all officer positions of our company. In addition, on May 31, 2013, Steven P. Nickolas and Richard A. Wright, two nominees of Alkaline Water Corp., were appointed as directors of our company and Mr. Nickolas was appointed as president of our company and Mr. Wright was appointed as vice-president and treasurer of our company.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

            We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

            Information regarding risk factors appears in our Current Report on Form 8-K filed on June 5, 2013. There have been no material changes since June 5, 2013 from the risk factors disclosed in that Form 8-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Mine Safety Disclosures.

            Not applicable.

Item 5. Other Information.

            On August 7, 2013, our board of directors replaced Steven A. Nickolas as secretary of our company with Richard A. Wright. Mr. Nickolas continues to be our president and chief executive officer and director.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2*	Certificate of Change
3.3*	Articles of Merger
3.4	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
10.1	Agreement dated June 28, 2011 with Super Limousine (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
10.2	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.3	Private Placement Subscription Agreement dated February 21, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.4	Private Placement Subscription Agreement dated April 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.5	Private Placement Subscription Agreement dated May 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.6	Private Placement Subscription Agreement dated May 29, 2013 with Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: August 13, 2013	By:	/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)