Form 10-Q
period 2013-09-30
ALKALINE WATER Co INC
filed 2013-11-13
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55096

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0367049
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7730 E Greenway Road, Suite 203, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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
Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 81,087,175 shares of common stock issued and outstanding as of November 13, 2013.

     THE ALKALINE WATER COMPANY INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Index to Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY, INC.
FORMERLY GLOBAL LINES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of	As of
	September 30, 2013	March 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$195,990	$64,607
Accounts receivable	48,635	15,110
Inventory	103,787	7,573
Prepaid Expenses and other current assets	46,333	-

Total current assets	394,745	87,290

FIXED ASSETS, net	315,068	38,083
EQUIPMENT DEPOSITS - Related Party	81,900	15,000

Total assets	$791,713	$140,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$78,993	$12,651
Accounts payable - related party	-	490
Accrued expenses	18,162	5,400
Accrued interest	-	1,315
Notes payable	-	150,000

Total current liabilities	97,155	169,856

Total liabilities	$97,155	$169,856

STOCKHOLDER'S DEFICIT:
Common stock, Class A, $0.001 par value, 1,125,000,000	$79,637	$77,500
Additional paid-in capital	1,066,638	176,405
Common stock issuable	500,000	-
Deficit accumulated during development stage	(951,717)	(283,388)

Total stockholders' equity (deficit)	694,558	(29,483)

Total liabilities and stockholders' equity (deficit)	$791,713	$140,373

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

THE ALKALINE WATER COMPANY, INC.
FORMERLY GLOBAL LINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended			Six-Months Ended		Inception (June 19, 2012) to
	September 30, 2013		September 30, 2012	September 30, 2013		September 30, 2012

REVENUE	$129,745		$-	$162,267		$-

COST OF GOODS SOLD	72,900		-	90,957		-

GROSS PROFIT	56,845		-	71,310		-

OPERATING EXPENSES:
Sales and marketing expenses	104,229		12,005	188,422		36,053
General and administrative	408,723		50,078	476,232		96,161
General and administrative - related party	22,246		-	62,092		-
Depreciation expense	7,489		-	9,338		-

Total operating expenses	542,687		62,083	736,084		132,214

OTHER (EXPENSE):
Interest expense	-			(3,555)		-

Total other expense	-		-	(3,555)		-

NET LOSS	$(485,842)		$(62,083)	$(668,329)		$(132,214)

WEIGHTED AVERAGE NUMBER OF COMMON	77,500,000		-	78,758,117		-

NET LOSS PER SHARE - Basic	$(0)	$	N/A	$(0.01)	$	N/A

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended	Inception (June 19, 2012) to
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(668,329)	$(132,214)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	9,338	-
Interest expense converted to common stock	3,555	-
Shares issued for services	137,500	-
Changes in operating assets and liabilities:
Accounts receivable	(33,525)	-
Inventory	(96,214)	-
Prepaid expenses and other current assets	(46,333)	-
Accounts payable	65,852	56,657
Accrued expenses	12,762	-

Net cash used in operating activities	(615,394)	(75,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(263,223)	(52,545)
Deposits	(90,000)	-

Net cash used in investing activities	(353,223)	(52,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	75,000	-
Proceeds from sale of common stock	525,000	-
Proceeds from shares to be issued	500,000	-
Shareholder contribution	-	135,360
Shareholder distribution	-	(7,170)

Net cash provided by financing activities	1,100,000	128,190

NET CHANGE IN CASH	131,383	88
CASH AT BEGINNING OF PERIOD	64,607	-
CASH AT END OF PERIOD	$195,990	$88

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$229,870	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
(FORMERLY GLOBAL LINES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Principles of consolidation

For the period from June 19, 2012 to March 31, 2013, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to September 30, 2013, the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88, LLC (an Arizona Limited Liability Company) will be collectively referred herein to as the “Company”. Any reference herein to “The Alkaline Water Company Inc.”, the “Company”, “we”, “our” or “us” is intended to mean The Alkaline Water Company Inc., including the subsidiaries indicated above, unless otherwise indicated.

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

Fixed assets

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter. Depreciation periods are as follows for the relevant fixed assets:

Equipment	5 years

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount to be paid by the customer is fixed or determinable; and (4) the collection of such amount is probable.

The Company records revenue when it is realizable and earned upon shipment of the finished products.

The Company does not accept returns due to the nature of the product. However, we will provide credit to our customers for damaged goods.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentration

The Company has 6 major customers that together account for 74% (0%, 16%, 14%, 15%, 20% and 9% respectively) of accounts receivable at September 30, 2013, and 88% (36%, 20% , 13%, 8% , 7% and 4% respectively ) of the total revenues earned for the six month period ended September 30, 2013.

The Company has 5 vendors that accounted for 90% (40%, 17%, 14%, 14% and 5%) of purchases for the six month period ended September 30, 2013.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through November 2013 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended September 30, 2013 of ($951,717). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	September 30, 2013	March 31, 2013
Raw materials	$53,937	$5,125
Finished goods	49,850	2,448
Totals	$103,787	$7,573

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following at:

	September 30, 2013	March 31, 2013
Equipment	$326,220	$39,897
Less: accumulated depreciation	(11,152)	(1,814)
Fixed assets, net	$315,068	$38,083

Depreciation expense for the three and six months ended September 30, 2013 was $7,489 and $9,338, respectively.

NOTE 5 – EQUIPMENT DEPOSITS – RELATED PARTY

On February 27, 2013, we paid a $15,000 deposit on equipment that we are purchasing for approximately $146,000. During the six months ended September 30, 2013, we paid an additional $131,000 for equipment that was completed, and applied the $146,000 of deposits to the purchase price. We also paid an additional $81,900 for more equipment. As of September 30, 2013, the total amount of deposits for equipment is $81,900. The equipment was manufactured by and purchased under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

NOTE 6 – STOCKHOLDERS’ EQUITY

We are authorized to issue 1,125,000,000 shares of $0.001 par value common stock. On May 31, 2013, we effected a 15-for-1 forward stock split of our $0.001 par value common stock. All shares and per share amounts have been retroactively restated to reflect the split discussed above.

Prior to the acquisition of Alkaline Water Corp., we had 109,500,000 shares of common stock issued and outstanding.

On May 31, 2013, we issued 43,000,000 shares in exchange for a 100% interest in Alkaline Water Corp. For accounting purposes, the acquisition of Alkaline Water Corp. by The Alkaline Water Company Inc. has been recorded as a reverse acquisition of a company and recapitalization of Alkaline Water Corp. based on the factors demonstrating that Alkaline Water Corp. represents the accounting acquirer. Consequently, after the closing of this agreement we adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC.

As part of the acquisition, the former management of the Company agreed to cancel 75,000,000 shares of common stock.

On May 31, 2013, we sold 1,312,500 units at $0.40 per share for total cash of $525,000. Each unit consisted of one share of common stock, one warrant which entitles the holder to purchase one share of common stock for a period of 2 years with an exercise price of $0.50 per share, and 1/2 warrant which entitles the holder to purchase 1/2 share of common stock for a period of 2 years with an exercise price of $0.60 per share.

On May 31, 2013, we converted principal amount of $225,000 and accrued interest of $4,870 into 574,675 units at $0.40 per share for total debt converted of $229,870. Each unit consisted of one share of common stock, one warrant which entitles the holder to purchase one share of common stock for a period of 2 years with an exercise price of $0.50 per share, and 1/2 warrant which entitles the holder to purchase 1/2 share of common stock for a period of 2 years with an exercise price of $0.60 per share.

On August 8, 2013, we entered into a service contract which included the issuance of 250,000 common shares. These shares were valued at fair value of $0.55 per share and have been charged as stock compensation to general and administrative expense.

On August 20, 2013, we received $500,000 in a private placement of our common stock, which closed on October 8, 2013 at $0.40 per share. As of September 30, 2013, the common stock underlying this private placement was classified as Common Stock Issuable.

NOTE 7 – WARRANTS

The following is a summary of the status of all of our warrants as of September 30, 2013 and changes during the three months ended on that date:

	Number	Weighted-Average
	of Warrants	Exercise Price
Outstanding at April 1, 2013	-	$0.00
Granted	2,830,763	$0.53
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at September 30, 2013	2,830,763	$0.53
Warrants exercisable at September 30, 2013	2,830,763	$0.53

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2013:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-Average
	Number of	Remaining	Weighted-
	Warrants	Contractual	Average
Exercise Price	Outstanding	Life in Years	Exercise Price
$ 0.50	1,887,175	1.92	$ 0.50
$ 0.60	943,588	1.92	$ 0.60

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2013, we had an equipment deposit totaling $81,900 to an entity that is controlled and owned by an officer, director and shareholder of the Company (see Note 5 – Equipment Deposits – Related Party). We acquired equipment totaling $219,000 from an entity that is controlled and majority-owned by an officer, director and shareholder of the Company.

During the period from Inception (June 19, 2012) to March 31, 2013, we purchased $39,897 in equipment from an entity that is controlled and owned by an officer, director and shareholder of the Company.

During the three and six months ended September 30, 2013, we had a total of 22,246 and $62,092, respectively, in general and administrative expenses with related parties. Of that total, for the three and six months ended September 30, 2013, respectively, $13,456 and $33,592 was consulting fees to an officer, director and shareholder of the Company, $3,790 and $12,000 was rent to an entity that is controlled and owned by an officer, director and shareholder of the Company and $5,000 and $16,500 was professional fees to an entity that is controlled and owned by an officer, director and shareholder.

NOTE 9 – SUBSEQUENT EVENTS

Sale of restricted shares

Effective October 8, 2013, we issued an aggregate of 1,250,000 shares of our common stock to three investors in a non-brokered private placement, at a purchase price of $0.40 per share for gross proceeds of $500,000. In addition, we issued 1,250,000 units to a finder in connection with this private placement. Each unit consisted of one share purchase warrant entitling the holder to purchase, for a period of two years from issuance, one share of our common stock at an exercise price of $0.50 per share and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to purchase, for a period of two years from issuance, one share of our common stock at an exercise price of $0.60 per share. These investors and finder were not U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and all of these investors and finder acquired the securities in transactions outside of the United States. In issuing these securities to these investors and finder, we relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

Common stock issued for services

Effective October 10, 2013, we issued 200,000 shares of our common stock to one consultant in consideration for services rendered by the consultant to our company. The consultant is a U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities to the consultant we relied on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4(a)(2) of the Securities Act of 1933.

Stock Option Awards

Effective October 9, 2013, we granted a total of 6,000,000 stock options Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.605 per share for a period of ten years from the date of grant. The stock options vest as follows: (i) 1,000,000 upon the date of grant; and (ii) 500,000 per quarter until fully vested. We granted the stock options to two U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Preferred shares

On October 7, 2013 we amended our articles of incorporation to authorize the issuance of up to 100,000,000 preferred shares with a par value of $0.001.

Effective October 8, 2013, we issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. We issued these shares to two U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Convertible preferred shares

On November 7, 2013, we sold to certain institutional investors an aggregate of 500 shares of our 10% Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a stated value of $1,000 per share of Series B Preferred Stock for gross proceeds of $500,000. Additionally the investors also received Series A, Series B and Series C common stock purchase warrants. The Series A warrants will be exercisable into 1,162,791 shares of our common stock at an exercise price of $0.55 per share, the Series B warrants will be exercisable into 1,162,791 shares of our common stock at an exercise price of $0.43 per share and the Series C warrants will be exercisable into 1,162,791 shares our common stock at an exercise price of $0.55 per share. Holders of the Series B Preferred Stock will be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, payable semi-annually. Each share of the Series B Preferred Stock will be convertible at the option of the holder thereof into that number of shares of common stock determined by dividing the stated value of such share of the Series B Preferred Stock by the conversion price of $0.43, subject to later adjustment. On November 4, 2013, we also entered into a registration rights agreement with the investors pursuant to which we are obligated to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants.

Effective November 7, 2013, we issued Series A common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares of our 10% Series B Convertible Preferred Stock, which was completed on November 7, 2013. The Series A warrants issued to the placement agent and its designees are exercisable into an aggregate of 116,279 shares of our common stock with an exercise price of $0.55 per share and have a term of exercise of five years. We issued the Series A warrants to six accredited investors. The issuance of the Series A warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

Throughout this Quarterly Report, references to “we”, “our”, “us”, “Alkaline”, “the Company”, and similar terms refer to The Alkaline Water Company Inc.

Corporate Overview

We were incorporated under the laws of the State of Nevada on June 6, 2011. Our business model prior to the acquisition of Alkaline Water Corp. on May 31, 2013 was to provide chauffeuring and transportation services to residents within our local market, primarily providing transportation services such as private school student transport, sightseeing trips, and elderly transportation, and offering transportation to the airport and special event such as proms and weddings. However, as we had not successfully developed our service and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our stockholders.

On May 31, 2013, we entered into a share exchange agreement with Alkaline Water Corp. and all of its stockholders, and as a result of the closing of this agreement on the same date, Alkaline Water Corp. became our wholly-owned subsidiary. Consequently, after the closing of this agreement we adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC (formerly Alkaline 84, LLC).

Alkaline Water Corp. was incorporated in the State of Arizona on March 7, 2013, and it is the sole stockholder of Alkaline 88, LLC. Alkaline Water Corp. is our wholly-owned subsidiary, and Alkaline 88, LLC is Alkaline Water Corp.’s wholly-owned subsidiary.

Prior to the closing of the share exchange agreement, on May 30, 2013, our company effected a name change by merging with its wholly-owned Nevada subsidiary named “The Alkaline Water Company Inc.” with our company as the surviving corporation under the new name “The Alkaline Water Company Inc.” In addition, on May 30, 2013, our company effected a 15:1 forward stock split of our authorized and issued and outstanding common stock.

On October 7, 2013, we amended our articles of incorporation to create 100,000,000 shares of preferred stock by filing a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada. The preferred stock may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors. As a result, the aggregate number of shares that we have the authority to issue is 1,225,000,000, of which 1,125,000,000 shares are common stock, with a par value of $0.001 per share, and 100,000,000 shares are preferred stock, with a par value of $0.001 per share.

On October 8, 2013, we designated 20,000,000 shares of the authorized and unissued preferred stock of our company as “Series A Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. The Series A Preferred Stock has 10 votes per share and is not convertible into shares of our common stock.

On November 5, 2013, we designated 1,000 shares of the authorized and unissued preferred stock of our company as “10% Series B Convertible Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. The 10% Series B Convertible Preferred Stock is convertible into shares of our common stock at a price of $0.43 per share, subject to adjustment as provided for in the Certificate of Designation, and has, among other things, liquidation preferences, dividend rights, redemption rights and conversion rights.

The principal offices of our company are located at 7730 E Greenway Road, Ste. 203, Scottsdale, AZ 85260. Our telephone number is (480) 272-7290.

Principal Products

Our company offers retail consumers bottled alkaline water in three-liter and one-gallon volumes through our brand “Alkaline88”. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any chemicals. Our product also incorporates 84 trace Himalayan salts.

The main reason consumers drink our product is for the perceived benefit that a proper pH balance helps fight disease and boosts the immune system and the perception that alkaline water helps to maintain a proper body pH and keeps cells young and hydrated.

Operations

Alkaline 88, LLC, our operating subsidiary, operates primarily as a marketing and distribution company. Alkaline 88, LLC has entered into exclusive arrangements with Water Engineering Solutions LLC, an entity that is controlled and owned by Steven P. Nickolas and Richard A. Wright, for the manufacture and production of our alkaline generating electrolysis system machines. Alkaline 88, LLC has entered into one-year agreement(s) with Arizona Bottled Water, Inc. and White Water, LLC to act as our initial co-packers. Our branding is being coordinated through 602 Design, LLC and our component materials are readily available through multiple vendors. Our principal suppliers are Plastipack Packaging, Polyplastics Co. and Relm West Labels & Packaging.

Sample production and testing of our product began in late 2012. We have currently established initial contract manufacturing in Phoenix, Arizona and plan to establish other key manufacturing facilities throughout the United States to support the national distribution of our product.

Our product is currently at the introduction phase of its lifecycle. In March 2012 Alkaline 88, LLC did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona.

Our Market

We plan to target the emerging alkaline beverage market in the continental United States primarily through independent brokers and distributors. At present our sales efforts our focused on Arizona, Southern California, Nevada, Utah, New Mexico and Texas. We expect to expand to the Midwest and Southeastern United States sometime in our fourth quarter of 2013.

Distribution Method for Our Product

Our distribution network is a broker-distributor-retailer network, whereby brokers represent our products to distributors and retailers. Our target retail markets are: (a) chain and independent health food stores; (b) grocery stores; (c) convenience stores; (d) drug stores; and the mass retail market.

Currently our broker network consists of A&L Sales & Marketing, Savi Sales & Marketing, Co-Sales Company and Perimeter Sales & Merchandising.

National distribution is being arranged through our distributor network including, but not limited to, Santa Monica Distributing Company, Las Vegas Beer & Beverage Company, Alford Distributing, North Central Distributors, United Natural Foods (UNFI) and KeHE Distributors.

Our retail network currently consists of Albertson’s/SuperValu, Amazon.com, Bashas’, Bristol Farms, Superior Grocers, Kroger (Fry’s and Smith’s) and Vallarta Supermarkets.

Dependence on Few Customers

We have 6 major customers (consisting of Superior Grocers, Albertsons, LLC., Santa Monica Distributing, Inc. UNFI ,Vallarta and Bristol Farms) that together account for 74% (0%, 16%, 14%, 15% ,20% and 9% respectively) of accounts receivable at September 30, 2013, and 88% (36%, 20% , 13%, 8% ,7% and 4% respectively ) of the total revenues earned for the six month period ended September 30, 2013.

Marketing

We intend to market our product through our broker network and to avail ourselves to the promotional activities of other companies and competitors regarding the benefits of alkaline water. We anticipate that our initial marketing thrust will be to support the retailers and distribution network with point of sales displays and other marketing materials, strategically adding an extensive public relations program and other marketing as the markets dictate.

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our product will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we have.

Important factors that will affect our ability to compete successfully include the continued public perception of the benefits of alkaline water, taste and flavor of our product, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network.

We will also be competing to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. The extremely competitive pressures within the beverage categories could result in our product never even being introduced beyond what they can market locally themselves.

Our product will compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as SoBe, Snapple, Arizona, Vitamin Water, Gatorade, and Powerade. We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power.

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $1.39 for a half-liter bottle to $2.99 for a one-liter bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We currently offer our product in a three-liter bottle for an SRP of $3.99 and one-gallon bottle for an SRP of $4.99.

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights will be a key component of our sales and operating strategy.

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

Research and Development Costs During the Last Two Years

Alkaline 88, LLC has worked with Water Engineering Solutions LLC, an entity that is controlled and majority-owned by Steven P. Nickolas and Richard A. Wright, on the research and development activities related to the development of our alkaline generating electrolysis system machines, a proprietary alkaline water system.

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

Employees

In addition to Steven P. Nickolas, who is our President, Chief Executive Officer and Director, and Richard A. Wright, who is our Vice-President, Secretary, Treasurer and Director, we currently employ 8 full time employees and 1 part-time employee in marketing, accounting and administration. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of September 30, 2013, we had an accumulated deficit of $951,717. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

On November 7, 2013, we sold to three institutional investors an aggregate of 500 shares of our 10% Series B Convertible Preferred Stock at a stated value of $1,000 per share and Series A, B and C common stock purchase warrants (each series being exercisable into an aggregate of 1,162,791 shares of our common stock) for gross proceeds of $500,000. In addition to the sale of these securities, we will need to raise additional funds to finance continuing operations. However, there are no assurances that we will be successful in raising additional funds. Without sufficient additional financing, it would be unlikely for us to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Results of Operations

				Inception
	For the three	For the three	For the six	(June 19,
	months ended	months ended	months ended	2012) to
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2013
Revenue	$129,745	$-	$162,267	$-
Cost of goods sold	72,900	-	90,957	-
Gross profit	56,845	-	71,310	-
Net loss (after operating
expenses and other expenses)	$(485,841)	$($62,083)	$(668,329)	$(132,214)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three and six months ended September 30, 2013 of $129,745 and $162,267, respectively, as compared to $0 for the period from inception on June 19, 2012 to September 30, 2012. Cost of goods sold is comprised of production costs, shipping and handling costs.

Expenses

Our operating expenses for the three months ended September 30, 2013 and 2012 and for the six months ended September 30, 2013 and the period from inception on June 19, 2012 to September 30, 2012 are as follows:

				Inception
	For the three	For the three	For the six	(June 19,
	months ended	months ended	months ended	2012) to
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Sales and marketing expenses	$104,229	$12,005	$188,422	$36,053
General and administrative expenses	408,723	50,078	476,232	96,161
General and administrative expenses – related party	22,246	-	62,092	-
Depreciation expenses	7,489	-	9,338	-
Total operating expenses	$542,687	$62,083	$736,084	$132,214

During the three and six months ended September 30, 2013, we had a total of $22,246 and $62,092 in general and administrative expenses with related parties. Of the total, for the three and six months ended September 30, 2013, respectively, $13,456 and $33,592 was consulting fees to an officer, director and shareholder of our company, $3,790 and $12,000 was rent to an entity that is controlled and owned by an officer, director and shareholder of our company, and $5,000 and $16,500 was professional fees to an entity that is controlled and owned by an officer, director and shareholder of our company.

Liquidity and Capital Resources

Working Capital

Our working capital as of September 30, 2013 and March 31, 2013 was as follows:

	September 30, 2013	March 31, 2013
Current assets	$394,745	$87,290
Current liabilities	97,155	169,856
Working capital	$297,590	$(82,566)

Current Assets

Current assets as of September 30, 2013 and March 31, 2013 primarily relate to $195,990 and $64,607 in cash, respectively.

Current Liabilities

Current liabilities as at September 30, 2013 primarily relate $78,993 in accounts payable. Current liabilities as at March 31, 2013 primarily relate $150,000 in notes payable.

Cash Flow

Our cash flow for the six months ended September 30, 2013 and the period from inception on June 19, 2012 to September 30, 2012 are as follows:

	For the six months	Inception
	ended September	(June 19, 2012) to
	30, 2013	September 30, 2012
Net cash used in operating activities	$(615,394)	$(75,557)
Net cash used in investing activities	(353,223)	(52,545)
Net cash provided by financing activities	1,100,000	128,190
Net increase in cash and cash equivalents	$131,383	$88

Operating activities

Net cash used in operating activities was $615,394 for the six months ended September 30, 2013, as compared to $75,557 used in operating activities from inception June 19, 2012 to September 30, 2012. The increase in net cash used in operating activities was primarily due to net loss from operations and increase in accounts receivable and inventory.

Investing activities

Net cash used in investing activities was $353,223 for the six months ended September 30, 2013, as compared to $52,545 used in investing activities from inception June 19, 2012 to September 30, 2012. The increase in net cash used by investing activities was primarily from the equipment deposits to related parties.

Financing activities

Net cash provided by financing activities for the six months ended September 30, 2013 was $1,100,000, as compared to $128,190 from inception June 19, 2012 to September 30, 2012. The increase of net cash provided by financing activities was mainly attributable to capital provided through sales of our common stock.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 month will be $2,000,000 to $5,000,000. We will require additional cash resources to purchase equipment, increase the production of our products, implement our strategy to expand our sales and marketing initiatives and increase brand awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective November 7, 2013, we issued Series A common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares of our 10% Series B Convertible Preferred Stock, which was completed on November 7, 2013. The Series A warrants issued to the placement agent and its designees are exercisable into an aggregate of 116,279 shares of our common stock with an exercise price of $0.55 per share and have a term of exercise of five years. We issued the Series A warrants to six accredited investors. The issuance the Series A warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 7, 2013, we entered into a contract packer agreement with White Water, LLC, pursuant to which White Water, LLC agreed to manufacture our alkaline water products and to package the products. White Water, LLC agreed to fill, label and box the one gallon bottles and to fill and box the three litter bottles. We agreed to pay White Water, LLC $1 per case, of each size product, so long as White Water, LLC is not hand capping either product or hand labeling either product and packing 40 plus bottles per minute. If White Water, LLC needs to slow the line down to hand cap or hand label, White Water, LLC will increase the cost of co-packing to $1.15 per case between 30 and 39 bottles per minute and $1.25 per case between 20 to 29 bottles per minute and $1.50 per case below 20 bottles per minute. For the initial 30 day period from the date bottling is commenced, no additional charges will be applied for slower production speed. Unless sooner terminated, this agreement is effective for a period of one year and then will automatically renew for a period of one year unless terminated in writing, by either party, no less than 90 days prior to any renewal period.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
10.1	Agreement dated June 28, 2011 with Super Limousine (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
10.2

Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013) Private Placement Subscription Agreement dated February 21, 2013 with Alkaline 84, LLC and Bank

10.3	Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.4	Private Placement Subscription Agreement dated April 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.5	Private Placement Subscription Agreement dated May 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.6	Private Placement Subscription Agreement dated May 29, 2013 with Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.7	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
10.8

Form of Securities Purchase Agreement dated as of November 4, 2013, by and among The Alkaline Water Company Inc. and the purchased named therein (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)

10.9

Form of Registration Rights Agreement dated as of November 4, 2013, by and among The Alkaline Water Company Inc. and the purchased named therein (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)

10.10	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.11*	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas

10.12*	Stock Option Agreement dated October 9, 2013 with Richard A. Wright
10.13*	Contract Packer Agreement dated October 7, 2013 with White Water, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date:	November 13, 2013	By:	/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2013	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)