Form 10-Q
period 2013-12-31
ALKALINE WATER Co INC
filed 2014-02-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

(480) 656-2423
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 81,602,175 shares of common stock issued and outstanding as of February 14, 2014.

THE ALKALINE WATER COMPANY INC.
QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY, INC.
FORMERLY GLOBAL LINES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2013	March 31, 2013

ASSETS
Current assets:
Cash	$22,465	$64,607
Accounts receivable	99,266	15,110
Inventory	87,181	7,573
Prepaid Expenses and other current assets	2,669	-
Deferred financing cost	69,879

Total current assets	281,460	87,290

Fixed assets, net	299,541	38,083
Equipment deposits - related party	201,900	15,000

Total assets	$782,901	$140,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$135,907	$12,651
Accounts payable - related party	-	490
Accrued expenses	16,374	5,400
Accrued interest	7,500	1,315
Notes payable	-	150,000
Derivative liability	404,075

Total current liabilities	563,856	169,856

Redeemable convertible Preferred stock	40,457	-

Stockholders' deficit:
Preferred stock - $0.001 par value, 100,000,000 shares authorized. Series A issued 20,000,000	20,000
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 81,322,175 and 77,500,000 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	81,322	77,500
Additional paid in capital	3,426,810	176,405
Common stock issuable	-	-
Deficit accumulated during development stage	(3,349,544)	(283,388)

Total stockholders' deficit	$178,588	$(29,483)

Total liabilities and stockholders' deficit	$782,901	$140,373

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY, INC.
FORMERLY GLOBAL LINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months		For the three months	For the nine months		Inception (June 19,	Inception (June 19,
	ended		ended	ended		2012 to	2012 to
	December 31, 2013		December 31, 2012	December 31, 2013		December 31, 2012	December 31, 2013

Revenue	$171,137		$-	$333,404		$-	$348,514
Cost of goods sold	102,609		-	193,566		-	201,592
Gross profit	68,528		-	139,838		-	146,922
Operating expenses:
Sales and marketing expenses	150,417		2,849	338,839		38,903	427,068
General and administrative	2,335,964		3,344	2,812,196		99,504	2,901,804
General and administrative - related party	3,286		46,682	65,378		46,682	170,307
Depreciation expense	16,534		-	25,872		-	27,686

Total operating expenses	2,506,201		52,875	3,242,285		185,089	3,526,865

Other Income (expenses):
Interest expense	(7,501)			(11,056)		-	(12,371)
Amortization of debt discount	(48,578)			(48,578)			(48,578)
Other expenses	-			-			(4,577)
Change in derivative liability	95,925			95,925			95,925

Total other expense	39,846		-	36,291		-	30,399

Net loss	$(2,397,827)		$(52,875)	$(3,066,156)		$(185,089)	$(3,349,544)

Weighted average number of common shares outstanding - basic	77,717,418			79,776,874		-

Net loss per share - basic	$(0)	$	N/A	$(0.04)	$	N/A

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months	Inception (June 19,	Inception (June 19, 2012 to
	ended	2012) to
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,066,156)	$(185,089)	(3,349,544)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation expense	25,872	-	27,686
Interest expense converted to common stock	3,555	-	3,555
Shares issued for services	2,019,357	-	2,019,357
Amortization of debt discount	48,578		48,578
Change in derivative liabilities	(95,925)		(95,925)
Changes in operating assets and liabilities:
Accounts receivable	(84,156)	-	(99,266)
Inventory	(79,608)	(9,932)	(87,181)
Prepaid expenses and other current assets	(2,669)	-	(2,669)
Accounts payable	123,256	43,077	136,397
Accounts payable - related party	(490)	7,900	(490)
Accrued expenses	18,474	-	25,189

Net cash used in operating activities	(1,089,912)	(144,044)	(1,374,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(264,230)	(66,524)	(304,127)
Deposits	(210,000)	-	(225,000)
Net cash used in investing activities	(474,230)	(66,524)	(529,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	75,000	-	225,000
Proceeds from sale of common stock	1,025,000	-	1,025,000
Proceeds from sale of manadatory redeemable preferred stock, net	422,000	-	422,000
Shareholder contribution	-	217,738	264,575
Shareholder distribution	-	(7,170)	(10,670)
Net cash provided by financing activities	1,522,000	210,568	1,925,905
NET CHANGE IN CASH	(42,142)	(0)	22,465
CASH AT BEGINNING OF PERIOD	64,607	-	-
CASH AT END OF PERIOD	$22,465	$(0)	$22,465

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$229,870	$-

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

Principles of consolidation

For the period from June 19, 2012 to March 31, 2013, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to December 31, 2013, the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

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

Fair Value Measurements

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Accounting Standards Codification ("ASC") 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

• Level 1	unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

• Level 2	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

• Level 3	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of December 31, 2013.

		Fair Value Measurement at December 31, 2013
	Carrying
	Value at
	December 31, 2013	Level 1	Level 2	Level 3
Liabilities
Derivative convertible debt liability	$180.033	$-	$-	$180.033
Derivative warrant liability	$224,042	$-	$-	$224,042
Total derivative liability	$404,075	$-	$-	$404,075

Concentration

The Company has 3 major customers that together account for 51% (25%, 14% and 12%, respectively) of accounts receivable at December 31, 2013, and 2 customers that together account for 28% (18% and 10%, respectively) of the total revenues earned for the nine month period ended December 31, 2013.

The Company has 4 vendors that accounted for 80% (37%, 20%, 13% and 10%, respectively) of purchases for the nine month period ended December 31, 2013.

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

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through January 2014 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. The Company has limited operating history and, accordingly, has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended December 31, 2013 of $(3,349,544). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	December 31,	March 31,
	2013	2013
Raw materials	$25,705	$5,125
Finished goods	61,476	2,448
Totals	$87,181	$7,573

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following at:

	December 31,	March 31,
	2013	2013
Equipment	$327,228	$39,897
Less: accumulated depreciation	(27,687)	(1,814)
Fixed assets, net	$299,541	$38,083

Depreciation expense for the three and nine months ended December 31, 2013 was $16,534 and $25,872, respectively.

NOTE 5 – EQUIPMENT DEPOSITS – RELATED PARTY

On February 27, 2013, we paid a $15,000 deposit on equipment that we are purchasing for approximately $146,000. During the nine months ended December 31, 2013, we paid an additional $131,000 for equipment that was completed, and applied the $146,000 of deposits to the purchase price. We also paid an additional $201,900 for more equipment. As of December 31, 2013, the total amount of deposits for equipment is $201,900. The equipment was manufactured by and purchased under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

NOTE 6 – DERIVATIVE LIABILITY

On November 7, 2013, we sold to certain institutional investors 10% Series B Convertible Preferred Shares which are subject to mandatory redemption and include down-round provisions that reduce the exercise price of a warrant and convertible instrument as required by ASC 815 “Derivatives and Hedging” if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at December 31, 2013 is as follows:

	Warrant	Conversion feature

Stock price	$0.26	$0.26
Term (Years)	1 to 5	1
Volatility	138% - 306%	138% - 306%
Exercise prices	$0.55 To $ 0.25	$$0.43
Dividend yield	0%	0%

The Company analyzed the warrants and conversion feature under ASC 815 to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at December 31, 2013 was $ 224,042 and their conversion feature liability was $180,033. At November 7, 2013 the fair value of these warrant liabilities was $158,199 and the conversion feature liability was $341,801. The change in fair value of derivative liabilities of $95,925 was included in the consolidated statement of operations for the nine months ended December 31, 2013.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of November 7, 2013.

	Carrying
	Value at
	November7, 2013	Level 1	Level 2	Level 3
Liabilities:
Derivative convertible debt liability	$158,199	$-	$-	$158,199
Derivative warrant liability	$341,801	$-	$-	$341,801
Total derivative liability	$500,000	$-	$-	$500,000

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at November 7, 2013 is as follows:

	Warrant	Conversion feature

Stock price	$0.50	$0.50
Term (Years)	1 to 5	1
Volatility	120% - 265%	120% - 265%
Exercise prices	$0.55 To $ 0.25	$0.43
Dividend yield	0%	0%

NOTE 7 – PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Convertible preferred shares

On November 7, 2013, the Company sold to certain institutional investors an aggregate of 500 shares of our 10% Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a stated value of $1,000 per share of Series B Preferred Stock for gross proceeds of $500,000. Additionally the investors also received Series A, Series B and Series C common stock purchase warrants. The Series A warrants will be exercisable into 1,162,791 shares of our common stock at an exercise price of $0.55 per share, the Series B warrants will be exercisable into 1,162,791 shares of our common stock at an exercise price of $0.43 per share and the Series C warrants will be exercisable into 1,162,791 shares our common stock at an exercise price of $0.55 per share. Holders of the Series B Preferred Stock will be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, payable semi-annually. Each share of the Series B Preferred Stock will be convertible at the option of the holder thereof into that number of shares of common stock determined by dividing the stated value of such share of the Series B Preferred Stock by the conversion price of $0.43, subject to later adjustment. On November 4, 2013, we also entered into a registration rights agreement with the investors pursuant to which we are obligated to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants.

Effective November 7, 2013, the Company issued Series A common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares of our 10% Series B Convertible Preferred Stock, which was completed on November 7, 2013. The Series A warrants issued to the placement agent and its designees are exercisable into an aggregate of 116,279 shares of our common stock with an exercise price of $0.55 per share and have a term of exercise of five years. The Company issued the Series A warrants to six accredited investors and paid certain the transaction cost of $78,000. The issuance of the Series A warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company recorded a debt discount cost of $500,000 and will amortize this cost over the mandatory redemption period. For the nine months ended December 31, 2013 the Company recorded $48,578 of amortization of the debt discount and deferred financing cost. The 10% Series B Preferred Stock included down-round provisions which reduce the exercise price of a warrant and convertible instrument as required by ASC 815 “Derivatives and Hedging”.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred shares

On October 7, 2013, the Company amended its articles of incorporation to create 100,000,000 shares of preferred stock by filing a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada. The preferred stock may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors.

Grant of Series A Preferred stock

Effective October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. The Company issued these shares to two U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933. The company valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for nine months ended December 31, 2013.

Common stock

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

Sale of restricted shares

Effective October 8, 2013, the Company issued an aggregate of 1,250,000 shares of our common stock to three investors in a non-brokered private placement, at a purchase price of $0.40 per share for gross proceeds of $500,000. In addition, the Company issued 1,250,000 units to a finder in connection with this private placement. Each unit consisted of one share purchase warrant entitling the holder to purchase, for a period of two years from issuance, one share of our common stock at an exercise price of $0.50 per share and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to purchase, for a period of two years from issuance, one share of our common stock at an exercise price of $0.60 per share.

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

On May 31, 2013, the Company converted principal amount of $225,000 and accrued interest of $4,870 into 574,675 units at $0.40 per share for total debt converted of $229,870. Each unit consisted of one share of common stock, one warrant which entitles the holder to purchase one share of common stock for a period of 2 years with an exercise price of $0.50 per share, and 1/2 warrant which entitles the holder to purchase 1/2 share of common stock for a period of 2 years with an exercise price of $0.60 per share.

Common stock issued for services

Effective October 10, 2013, the Company issued 200,000 shares of our common stock to one consultant in consideration for services rendered by the consultant to our company.

On August 8, 2013, the Company entered into a service contract that included the issuance of 250,000 common shares. These shares were valued at fair value of $0.55 per share and have been charged as stock compensation to general and administrative expense.

On December 20, 2013, the Company issued 65,000 common shares to employees for services rendered. These shares were valued at fair value of $0.327 per share and have been charged as stock compensation to general and administrative expense.

Between December 13, 2013 and December 20, 2013, the Company issued 170,000 common shares to consultants for services rendered. These shares were valued at fair value of $59,300 and have been charged as stock compensation to general and administrative expense.

NOTE 9 – OPTIONS AND WARRANTS

Stock Option Awards

Effective October 9, 2013, the Company granted a total of 6,000,000 stock options to Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.605 per share for a period of ten years from the date of grant. The stock options vest as follows: (i) 1,000,000 upon the date of grant; and (ii) 500,000 per quarter until fully vested.

The Company has recognized compensation expense of $1,669,302 on the stock options granted that vested during the current period for the nine months ended December 31, 2013. The fair value of the unvested shares is $3,338,604 as of December 31, 2013 with the total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1 year. The aggregate intrinsic value of these options was $0 at December 31, 2013. Stock based compensation totaled $1,669,302 for the nine months ended December 31, 2013.

Stock option activity summary covering options is presented in the table below:

Weighted-
average
		Weighted-	Remaining
		average	Contractual
	Number of	Exercise	Term
	Shares	Price	(years)
Outstanding at March 31, 2013	-	$-	-
Granted	6,000,000	$0.61	9.8
Exercised	-	$-	-
Expired/Forfeited	-	$-	-
Outstanding at December 31, 2013	6,000,000	$0.61	9.8
Exercisable at December 31, 2013	2,000,000	$0.61	9.8

Warrants

The following is a summary of the status of all of our warrants as of December 31, 2013 and changes during the nine months ended on that date:

	Number	Weighted-Average
	of	Exercise Price
	Warrants
Outstanding at April 1, 2013	-	$0.00
Granted	8,310,415	$0.52
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at Decemberl 31, 2013	8,310,415	0.52
Warrants exercisable at Decemberl 31, 2013	7,147,624	0.52

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2013:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-Average
	Number of	Remaining	Weighted-
	Warrants	Contractual	Average
Exercise Price	Outstanding	Life in Years	Exercise Price
$ 0.50	1,887,175	1.92	$ 0.50
$ 0.60	943,588	1.92	$ 0.60
$ 0.50	3,604,652	3.86	$ 0.50

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company had an equipment deposit totaling $201,900 to an entity that is controlled and owned by an officer, director and shareholder of the Company (see Note 5 – Equipment Deposits – Related Party). The Company acquired equipment totaling $219,000 from an entity that is controlled and majority-owned by an officer, director and shareholder of the Company.

During the period from Inception (June 19, 2012) to March 31, 2013, the Company purchased $39,897 in equipment from an entity that is controlled and owned by an officer, director and shareholder of the Company.

During the three and nine months ended December 31, 2013, the Company had a total of $3,286 and $65,378, respectively, in general and administrative expenses with related parties. Of that total, for the three and nine months ended December 31, 2013, respectively, $3,286 and $36,878 was consulting fees to an officer, director and shareholder of the Company, $0 and $12,000 was rent to an entity that is controlled and owned by an officer, director and shareholder of the Company and $0 and $16,500 was professional fees to an entity that is controlled and owned by an officer, director and shareholder. During the period from inception to December 31, 2012, the Company had a total of $46,682 in general and administrative expenses, principally management fee to an entity that is controlled and owned by an officer, director and shareholder, which are related parties.

NOTE 11 – SUBSEQUENT EVENTS

Common stock issued for services

Between January 2 2014 and January 14, 2014, the Company issued 280,000 shares of common stock to various consultants in consideration for services rendered by the consultants to the company.

Lease with related party

On January 17, 2014 the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment totaling $190,756. The Company made a down payment of $39,543 and agreed to a 60 month term at $2,512 per month and a final payment of $28,585.

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

Corporate Overview

Our company, The Alkaline Water Company Inc., was incorporated under the laws of the State of Nevada on June 6, 2011 under the name “Global Lines Inc”. Our business model prior to the acquisition of Alkaline Water Corp. on May 31, 2013 was to provide chauffeuring and transportation services to residents within our local market, primarily providing transportation services such as private school student transport, sightseeing trips, and elderly transportation, and offering transportation to the airport and special event such as proms and weddings. However, as we had not successfully developed our service and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our stockholders.

On February 20, 2013, The Alkaline Water Company Inc. (formerly Global Lines Inc) entered into a non-binding letter of intent with Alkaline 88, LLC (formerly Alkaline 84, LLC), a wholly-owned subsidiary of Alkaline Water Corp., for the acquisition of all of the issued and outstanding securities of the capital of Alkaline 88, LLC. Further to this letter of intent, on May 31, 2013, The Alkaline Water Company Inc. entered into a share exchange agreement with Alkaline Water Corp. and all of its stockholders, and as a result of the closing of this agreement on the same date, Alkaline Water Corp. became a wholly-owned subsidiary of The Alkaline Water Company Inc. Consequently, after the closing of this agreement we adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC.

Alkaline Water Corp. was incorporated in the State of Arizona on March 7, 2013, and it is the sole stockholder of Alkaline 88, LLC. Alkaline Water Corp. is the wholly-owned subsidiary of The Alkaline Water Company Inc., and Alkaline 88, LLC is Alkaline Water Corp.’s wholly-owned subsidiary.

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

The principal offices of our company are located at 7730 E Greenway Road, Ste. 203, Scottsdale, AZ 85260. Our telephone number is (480) 656-2423.

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

Operations

Alkaline 88, LLC, our operating subsidiary, operates primarily as a marketing and distribution company. Alkaline 88, LLC has entered into exclusive arrangements with Water Engineering Solutions LLC, an entity that is controlled and owned by our President, Chief Executive Officer, director and majority stockholder Steven P. Nickolas and our Vice-President, Secretary, Treasurer and director Richard A. Wright, for the manufacture and production of our alkaline generating electrolysis system machines. Alkaline 88, LLC has entered into one-year agreement(s) with Arizona Bottled Water, LLC and White Water, LLC to act as our initial co-packers. Our branding is being coordinated through 602 Design, LLC and our component materials are readily available through multiple vendors. Our principal suppliers are Plastipack Packaging and Polyplastics Co.

Sample production and testing of our product began in late 2012. We have currently established initial contract manufacturing in Phoenix, Arizona and plan to establish other key manufacturing facilities throughout the United States to support the national distribution of our product.

Our product is currently at the introduction phase of its lifecycle. In March 2012 Alkaline 88, LLC did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona. Since then, we have begun to deliver product through approximately 600 retail outlets throughout the United States, primarily in the Southwest and Texas, through large national distributors (UNFI and KeHe). Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s, Fry’s and Smith’s, (both Kroger companies) and regional grocery chains such as Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s and other companies throughout the United States.

In order to continue our expansion, we anticipate that we will be required, in most cases, to continue to give promotional deals throughout 2014 and in subsequent years on a quarterly basis ranging from a 5%-15% discount similar to all other beverage company promotional programs. It has been our experience that most of the retailers have requested some type of promotional introductory program which has included either a $0.25 -$0.50 per unit discount on an initial order; a buy one get one free program; or a free-fill program which includes 1-2 cases of free product per store location. Slotting has only been presented and negotiated in the larger national grocery chains and, in most cases, is offset by product sales. Our slotting fees with our current national retailers do not exceed $40,000 in the aggregate and are offset through product sales. In addition we participate in promotional activities of our distributors, these fees are not in excess of $100,000 and are offset through product sales.

Plan of Operations

In order for us to implement our business plan over the next twelve-month period, we have identified the following milestones that we expect to achieve:

  Training of Staff - The first milestone that we expect to achieve in the first calendar quarter of 2014 will be the internal training of our sales and marketing staff, located in Scottsdale, Arizona. We expect to also complete the training and contractual relationship with our national broker network known as Beacon United. Except in the Northeast, the Beacon United Network has been fully engaged. In order to take advantage of the initial sales season, which runs from January through April, we anticipate a considerable amount of travel and ongoing training for both internal staff and Beacon United at an estimated cost during that time of $50,000.

  Increase Manufacturing Capacity – We anticipate that we will need to secure an additional four contract manufacturing facilities, beyond those that currently exist in Phoenix, Arizona. The strategic importance of this is to reduce freight costs that are currently being incurred with respect to shipping product around the country. We are currently in negotiations with four contract packaging facilities located in Texas, Illinois, Georgia and California. Based on the location of various retailers in different parts of the country and our expected growth, we anticipate that we will need to open a new facility every quarter in 2014. In addition to these contract packaging facilities, it is strategically important for us to raise capital to complete the acquisition of the North Cove Bottling Plant located in North Carolina, which we are expecting to finalize in the first quarter 2014. If we cannot finalize this purchase, we will have to continue to outsource to the four contract facilities at higher manufacturing and shipping costs. Each of the contract packaging facilities will require the installation of a specifically designed proprietary piece of equipment that will allow them to manufacture and produce our Alkaline 88 products. The cost of each of these systems, including installation, is approximately $230,000, per system. We anticipate having all four of these locations in operation by the end of 2014. Depending on the demand for our product, we anticipate that some of these contract packers including the North Carolina plant will require up to three or four of our standard systems. Given the total cost of each machine, along with the ancillary storage equipment and installation, of approximately $230,000, the total cost of implementation and expansion to the various contract packers could be in excess of $3,400,000. The plant acquisition and upgrades could be another $1,700,000. Accordingly, we expect the total maximum cost for the next 12 months to be $5,100,000.

  Expand Retail Distribution - As the contract packaging facilities continue to come online, it is imperative to the execution of our business plan that we continue to sign up major retailers for the acceptance and sales of our product throughout the United States, Canada and Mexico. We anticipate most major markets and retailers in the country to be opened prior to the end of 2014. We are currently in negotiations or have received the new item paperwork from retailers that will introduce our Alkaline 88 product line to over 350 retailers, representing approximately 30,000 store locations throughout North America. We believe that it will be possible for us to bring on an additional four to five retailers per month over the next twelve months. The cost of this retail expansion is expected to be $500,000 during that time.

  Addition of Support Staff - In order to support expansion efforts and to continue the training and support of our broker network, we will need to hire approximately ten more people on the corporate level, most of which will be hired for the specific purpose of supporting the broker, distributor and retailers and their logistical requirements. We continue to seek and interview candidates to fill our growing need for additional staffing. The additional cost of these new hires is expected to be approximately $1,000,000 in salary and benefits over the next twelve months.

  Capital Considerations – Our business plan can be adjusted based on the available capital to the business. We plan to begin moving in an eastward direction and building machines and entering into co-packing arrangements as funding allows. We anticipate that approximately $9,000,000, is necessary in order to build-out a national presence for our product and to allow for the purchase of the necessary equipment and facilities over the next twelve months.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be $2,000,000 to $5,000,000. We will require additional cash resources to achieve the milestones indicated above. If our own financial resources and future current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Dependence on Few Customers

We have 3 major customers (consisting of UNFI, KeHe Distributors and Brookshire Grocery Company) that together account for 51% (25%, 14% and 12%, respectively) of accounts receivable at December 31, 2013, and 2 customers (consisting of Albertson and Superior Grocers) that together account for 38% (10% and 18%, respectively) of the total revenues earned for the nine month period ended December 31, 2013.

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

Employees

In addition to Steven P. Nickolas, who is our President, Chief Executive Officer and Director, and Richard A. Wright, who is our Vice-President, Secretary, Treasurer and Director, we currently employ 8 full time employees and 1 part time employee in marketing, accounting and administration. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of December 31, 2013, we had an accumulated deficit of $(3,349,544). Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

				Inception
	For the	For the	For the	(June 19,
	three	three	nine
	months	months	months	2012) to
	ended	ended	ended
	December	December	December	December
	31, 2013	31, 2012	31, 2013	31, 2012

Revenue	$171,137	$-	$333,404	$-
Cost of goods sold	102,609	-	193,566	-
Gross profit	68,528	-	139,838	-
Net loss (after operating
expenses and other expenses)	$(2,397,827)	$(52,875)	$(3,066,156)	$(185,089)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three and nine months ended December 31, 2013 of $171,137 and $333,404, respectively, as compared to $0 for the period from inception on June 19, 2012 to December 31, 2012. Cost of goods sold is comprised of production costs, shipping and handling costs.

Expenses

Our operating expenses for the three months ended December 31, 2013 and 2012 and for the nine months ended December 31, 2013 and the period from inception on June 19, 2012 to December 31, 2012 are as follows:

	For the	For the	For the	Inception
	three	three	nine	(June 19,
	months	months	months	2012) to
	ended	ended	ended
	December	December	December	December
	31, 2013	31, 2012	31, 2013	31, 2012

Sales and marketing expenses	$150,417	$2,849	$338,839	$38,903
General and administrative	2,335,964	3,344	2,812,196	99,504
expenses
General and administrative	3,286	46,682	65,378	46,682
expenses – related party
Depreciation expenses	16,534	-	25,872	-
Total operating expenses	$2,506,201	$52,875	$3,242,285	$185,089

During the three and nine months ended December 31, 2013, we had a total of $3,286 and $52,875, respectively, in general and administrative expenses with related parties. Of that total, for the three and nine months ended December 31, 2013, respectively, $3,286 and $36,878 was consulting fees to an officer, director and shareholder of the Company, $0 and $12,000 was rent to an entity that is controlled and owned by an officer, director and shareholder of the Company and $0 and $16,500 was professional fees to an entity that is controlled and owned by an officer, director and shareholder. During the period from inception to December 31, 2012, we had a total of $46,682 in general and administrative expenses, principally management fee to an entity that is controlled and owned by an officer, director and shareholder, which are related parties.

Liquidity and Capital Resources

Working Capital

Our working capital as of December 31, 2013 and March 31, 2013 was as follows:

	December	March 31,
	31, 2013	2013
Current assets	$281,460	$87,290
Current liabilities	563,856	169,856
Working capital	$(282,396)	$(82,566)

Current Assets

Current assets as of December 31, 2013 and March 31, 2013 primarily relate to $22,465 and $64,607 in cash, $99,266 and $15,110 in accounts receivable and $87,181 and $7,573 in inventory, respectively.

Current Liabilities

Current liabilities as at December 31, 2013 primarily relate $135,907 in accounts payable and $404,075 in derivative liability. Current liabilities as at March 31, 2013 primarily relate $150,000 in notes payable.

Cash Flow

Our cash flow for the six months ended December 31, 2013 and the period from inception on June 19, 2012 to September 30, 2012 are as follows:

	For the	Inception
	nine	(June 19,
	months	2012) to
	ended
	December	December
	31, 2013	31, 2012

Net cash used in operating activities	$(1,089,912)	$(144,044)
Net cash used in investing activities	(473,230)	(66,524)
Net cash provided by financing activities	1,522,000	210,568
Net increase in cash and cash equivalents	$(42,142)	$-

Operating activities

Net cash used in operating activities was $ 1,089,912 for the nine months ended December 31, 2013, as compared to $144,044 used in operating activities from inception June 19, 2012 to December 31, 2012. The increase in net cash used in operating activities was primarily due to net loss from operations and increase in accounts receivable and inventory.

Investing activities

Net cash used in investing activities was $473,230 for the nine months ended December 31, 2013, as compared to $66,524 used in investing activities from inception June 19, 2012 to December 31, 2012. The increase in net cash used by investing activities was primarily from the equipment deposits to related parties.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2013 was $1,522,000, as compared to $210,568 from inception June 19, 2012 to December 31, 2012. The increase of net cash provided by financing activities was mainly attributable to capital provided through sales of our common stock.

Cash Requirements

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

     PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.Risk Factors.

Information regarding risk factors appears in our Current Report on Form 8-K filed on June 5, 2013. There have been no material changes since June 5, 2013 from the risk factors disclosed in that Form 8-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit	Description of Exhibit
Number
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)

3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Private Placement Subscription Agreement dated February 21, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.3	Private Placement Subscription Agreement dated April 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.4	Private Placement Subscription Agreement dated May 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.5	Private Placement Subscription Agreement dated May 29, 2013 with Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.6	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
10.7

Form of Securities Purchase Agreement dated as of November 4, 2013, by and among The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)

10.8

Form of Registration Rights Agreement dated as of November 4, 2013, by and among The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.10	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.11	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.12	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.13	Engagement Agreement dated October 7, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.14	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)

10.15	Amendment to Engagement Agreement dated November 1, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1/A, filed on January 9, 2014)
10.16	Amendment to Engagement Agreement dated November 25, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.17	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: February 14, 2014	By:/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 14, 2014	By:/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)