Form 10-Q/A
period 2013-12-31
ALKALINE WATER Co INC
filed 2014-03-28
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this amendment to amend our quarterly report on Form 10-Q for the quarter ended December 31, 2013, which was originally filed with the Securities and Exchange Commission on February 14, 2014. We are filing this amendment to provide (i) additional information regarding the operating expenses for the three and nine months ended December 31, 2013 under Item 2 of Part I of our quarterly report on Form 10-Q and (ii) the redemption amount associated with the redeemable convertible preferred stock on the balance sheet under Item 1 of Part I of our quarterly report on Form 10-Q.

All other information included in our quarterly report on Form 10-Q for the quarter ended December 31, 2013 has not been amended. Except for the matters described above, this amendment does not modify or update disclosures in the originally filed quarterly report on Form 10-Q, or reflect events occurring after February 14, 2014, which is the date of the filing of the originally filed quarterly report on Form 10-Q.

THE ALKALINE WATER COMPANY INC.
QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY, INC.
FORMERLY GLOBAL LINES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2013	March 31, 2013

ASSETS
Current assets:
Cash	$22,465	$64,607
Accounts receivable	99,266	15,110
Inventory	87,181	7,573
Prepaid Expenses and other current assets	2,669	-
Deferred financing cost	69,879

Total current assets	281,460	87,290

Fixed assets, net	299,541	38,083
Equipment deposits - related party	201,900	15,000

Total assets	$782,901	$140,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$135,907	$12,651
Accounts payable - related party	-	490
Accrued expenses	16,374	5,400
Accrued interest	7,500	1,315
Notes payable	-	150,000
Derivative liability	404,075

Total current liabilities	563,856	169,856

Redeemable convertible Preferred stock (Redemption Value: $500,000)	40,457	-

Stockholders' deficit:
Preferred stock - $0.001 par value, 100,000,000 shares authorized. Series A issued 20,000,000	20,000
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 81,322,175 and 77,500,000 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	81,322	77,500
Additional paid in capital	3,426,810	176,405
Common stock issuable	-	-
Deficit accumulated during development stage	(3,349,544)	(283,388)

Total stockholders' deficit	$178,588	$(29,483)

Total liabilities and stockholders' deficit	$782,901	$140,373

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

During the three months ended December 31, 2013, our total operating expenses were $2,506,201, as compared to $52,875 for the three months ended December 31, 2012. For the three month period ended December 31, 2013, the total included $150,417 of sales and marketing expenses and $2,335,964 of general and administrative expenses, consisting primarily of approximately $1,670,000 of stock option compensation expense, $213,000 in stock compensation expense and $193,000 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three month period ended December 31, 2013. For the three month period ended December 31, 2012, (as it was prior to the acquisition of Alkaline Water Corp.) we had no revenue and nominal operations, and, as a result, our expenditures were only $52,875 to support our business at that time.

During the nine months ended December 31, 2013, our total operating expenses were $3,242,285, as compared to $185,089 for the period from inception, or June 19, 2012 to December 31, 2012. For the nine month period ended December 31, 2013, the total included $338,839 of sales and marketing expenses and $2,812,196 of general and administrative expenses, consisting primarily of approximately $1,670,000 of stock option compensation expense, $350,000 in stock compensation expense and $362,000 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the nine month period ended December 31, 2013. For the period from inception to December 31, 2012, (as it was prior to the acquisition of Alkaline Water Corp.) we had nominal operations and our expenditures, consisting mainly of professional fees and rent, were significantly less to support our business at that time.

During the three and nine months ended December 31, 2013, we had a total of $3,286 and $52,875, respectively, in general and administrative expenses with related parties. Of that total, for the three and nine months ended December 31, 2013, respectively, $3,286 and $36,878 was consulting fees to an officer, director and shareholder of our company , $0 and $12,000 was rent to an entity that is controlled and owned by an officer, director and shareholder of our company and $0 and $16,500 was professional fees to an entity that is controlled and owned by an officer, director and shareholder. During the three month period and the period from inception to December 31, 2012, we had a total of $46,682 in general and administrative expenses, principally management fee to an entity that is controlled and owned by an officer, director and shareholder, which are related parties.

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

THE ALKALINE WATER COMPANY INC.

Date: March 28, 2014	By:/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2014	By:/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)