Form 10-K
period 2014-03-31
ALKALINE WATER Co INC
filed 2014-06-30
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-55096

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7730 E Greenway Road, Ste. 203, Scottsdale, AZ 85260
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (480) 656-2423

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common stock with a par value of $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [X]

-ii-

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
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

38,087,175 shares of common stock at a price of $0.58 per share for an aggregate market value of $22,090,567.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of June 27, 2014, there were 101,182,070 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

-iii-

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, including the securities laws of the United States, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” and “Alkaline” refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiary, Alkaline Water Corp., and Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC (formerly Alkaline 84, LLC), unless otherwise specified.

Corporate Overview

Our company, The Alkaline Water Company Inc., was incorporated under the laws of the State of Nevada on June 6, 2011 under the name “Global Lines Inc.”. Our business model prior to the acquisition of Alkaline Water Corp. on May 31, 2013 was to provide chauffeuring and transportation services to residents within our local market, primarily providing transportation services such as private school student transport, sightseeing trips, and elderly transportation, and offering transportation to the airport and special events such as proms and weddings. However, as we had not successfully developed our service and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our stockholders.

On February 20, 2013, The Alkaline Water Company Inc. (formerly Global Lines Inc.) entered into a non-binding letter of intent with Alkaline 88, LLC (formerly Alkaline 84, LLC), a wholly-owned subsidiary of Alkaline Water Corp., for the acquisition of all of the issued and outstanding securities of the capital of Alkaline 88, LLC. Further to this letter of intent, on May 31, 2013, The Alkaline Water Company Inc. entered into a share exchange agreement with Alkaline Water Corp. and all of its stockholders, and as a result of the closing of this agreement on the same date, Alkaline Water Corp. became a wholly-owned subsidiary of The Alkaline Water Company Inc. Consequently, after the closing of this agreement we adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC.

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

On November 5, 2013, we designated 1,000 shares of the authorized and unissued preferred stock of our company as “10% Series B Convertible Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. The 10% Series B Convertible Preferred Stock has, among other things, conversion rights, liquidation preferences, dividend rights, redemption rights and conversion rights.

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

Operations

Alkaline 88, LLC, our operating subsidiary, operates primarily as a marketing and distribution company. Alkaline 88, LLC has entered into exclusive arrangements with Water Engineering Solutions LLC, an entity that is controlled and owned by our President, Chief Executive Officer, Director and majority stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and Director, Richard A. Wright, for the manufacture and production of our alkaline generating electrolysis system machines. Alkaline 88, LLC has entered into one-year agreement(s) with Arizona Bottled Water, LLC , White Water, LLC and Brookshire's Grocery Company to act as our initial co-packers. Our branding is being coordinated through 602 Design, LLC and our component materials are readily available through multiple vendors. Our principal suppliers are Plastipack Packaging and Polyplastics Co.

Sample production and testing of our product began in late 2012. We have currently established two contract manufacturing in Phoenix, Arizona and one in Tyler Texas and plan to establish other key manufacturing facilities throughout the United States to support the national distribution of our product.

Our product is currently at the introduction and expansion phase of its lifecycle. In March 2012 Alkaline 88, LLC did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona. Since then, we have begun to deliver product through approximately 6,000 retail outlets throughout the United States. We are presently in 49 States and the District of Columbia. Although over 40% of our current sales are concentrated in the Southwest and Texas. We have distribution agreements with large national distributors (UNFI, KeHe, Tree of Life and Natures Best representing over 100,000 retail establishments. . Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s, Fry’s and Smith’s, (both Kroger companies) and regional grocery chains such as Schnucks, Smart & Final and Jewel-Osco , Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s and other companies throughout the United States.

In April 2014 we entered into an exclusive territorial distribution agreement with Kalil Bottling Co. on a new single serve 700ml Bottle with a sport cap. This exclusivity is in Arizona and other areas in the Southwestern United States. Kalil Bottling Co. is a direct to store distributor (DSD) and we plan to expand the use of DSD’s for our single serving packaging through the remainder of 2014.

In order to continue our expansion, we anticipate that we will be required, in most cases, to continue to give promotional deals throughout 2014 and in subsequent years on a quarterly basis ranging from a 5%-15% discount similar to all other beverage company promotional programs. It has been our experience that most of the retailers have requested some type of promotional introductory program which has included either a $0.25 -$0.50 per unit discount on an initial order; a buy one get one free program; or a free-fill program which includes 1-2 cases of free product per store location. Slotting has only been presented and negotiated in the larger national grocery chains and, in most cases, is offset by product sales. Our slotting fees with our current national retailers do not exceed $100,000 in the aggregate and are offset through product sales. In addition we participate in promotional activities of our distributors, these fees are not in excess of $200,000 and are offset through product sales.

Plan of Operations

In order for us to implement our business plan over the next twelve-month period, we have identified the following milestones that we expect to achieve:

  Training and Hiring of Staff - The first milestone that we expect to achieve throughout 2014 will be hiring and the internal training of our sales and marketing staff and logistic personnel, located in Scottsdale, Arizona.

  We expect to continue to develop our working relationship with our national broker network known as Beacon United. Except in the Northeast. We continually meet train and go on sales call with the Beacon United Network in order to take advantage of the momentum currently being created by their efforts. We anticipate a considerable amount of travel and ongoing for both internal staff and Beacon United at an estimated cost during that time of $100,000.

  Increase Manufacturing Capacity – We anticipate during the second half on 2014 that we will need to secure an additional four contract manufacturing facilities, beyond the three that currently exist in Phoenix, Arizona and Tyler Texas. The strategic importance of this is to reduce freight costs that are currently being incurred with respect to shipping product around the country. We are currently in negotiations with four contract packaging facilities located in North Carolina, Illinois, Georgia and California. Based on the location of various retailers in different parts of the country and our expected growth, we anticipate that we will need to open a new facility every two months in 2014. Each of the contract packaging facilities will require the installation of a specifically designed proprietary piece of equipment that will allow them to manufacture and produce our Alkaline 88 products. The cost of each of these systems, including installation, is approximately $230,000, per system. We anticipate having all four of these additional locations in operation by the end of 2014. Depending on the demand for our product, we anticipate that some of these contract packers up to three or four of our standard systems. Given the total cost of each machine, along with the ancillary storage equipment and installation, of approximately $230,000, the total cost of implementation and expansion to the various contract packers could be in excess of $2,300,000.

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

  Capital Considerations – Our business plan can be adjusted based on the available capital to the business. We plan to begin moving in an eastward direction and building machines and entering into co-packing arrangements as funding allows. We anticipate that approximately $2,300,000 is necessary in order to build-out a national presence for our product and to allow for the purchase of the necessary equipment and facilities over the next twelve months.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 month will be $2,000,000 to $3,000,000. We will require additional cash resources to achieve the milestones indicated above. If our own financial resources and future current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Distribution Method for Our Product

Our distribution network is a broker-distributor-retailer network, whereby brokers represent our products to distributors and retailers. Our target retail markets are: (a) chain and independent health food stores; (b) grocery stores; (c) convenience stores; (d) drug stores; and (e) the mass retail market.

Currently we have gained broker representation through the Beacon United Group of brokers, which extend throughout the United States.

Across the country and in all categories of retail trade, we are aggressively utilizing both DSD (direct to store deliveries) and warehouse opportunities in the distribution of our products throughout the country.

We have been successful in reaching 21 of the top 75 retail grocery stores and have ongoing meetings with all categories of retail grocery stores.

National distribution is being arranged through our distributor network including, but not limited: KeHE, Tree of Life, UNFI and Nature’s Best with a combined account total of over 100,000.

Our retail network currently consists of Albertson’s/SuperValu, Superior Grocers, Kroger (Fry’s and Smith’s) Vallarta Supermarkets., Schnucks, Smart & Final and Jewel-Osco , Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, and Brookshire’s.

Dependence on Few Customers

We have 4 major customers that together account for 59% (18%, 14%, 14% and 13%, respectively) of accounts receivable at March 31, 2014, and 6 customers that together account for 66% (20%, 16%,15%, 8% and 6%, respectively) of the total revenues earned for the year ended March 31, 2014.

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

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $1.39 for a half-liter bottle to $2.99 for a one-liter bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We currently offer our product in a three-liter bottle for an SRP of $3.99 and one-gallon bottle for an SRP of $4.99 and 700 millimeter single serving at SRP of $1.29

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights. The trademark for Alkaline 88 has been approved and is currently active. The trade mark for A88 has been applied for and is being prosecuted.

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

Research and Development Costs During the Last Two Years

Alkaline 88, LLC has worked with Water Engineering Solutions, LLC, an entity that is controlled and majority-owned by Steven P. Nickolas and Richard A. Wright, on the research and development activities related to the development of our alkaline generating electrolysis system machines, a proprietary alkaline water system.

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

Employees

In addition to Steven P. Nickolas, who is our President, Chief Executive Officer, Director and majority stockholder, and Richard A. Wright, who is our Vice-President, Secretary, Treasurer and Director, we currently employ 8 full time employees and 1 part-time employee in marketing, accounting and administration. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

We were incorporated in June 6, 2011, and we have only recently begun producing and distributing alkaline bottled water, and we have a limited operating history from which investors can evaluate our business. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. We have not generated any significant revenues and do not expect to do so in the near future. For us to achieve success, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors. We anticipate operating losses in upcoming future periods. This will occur because there are expenses associated with the development, production, marketing, and sales of our product. As a result, we may not generate significant revenues in the future. Failure to generate significant revenues in the near future may cause us to suspend or cease activities.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2014, we had an accumulated deficit of $4,512,901. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on the financial statements for the year ended March 31, 2014, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need additional funds to produce, market, and distribute our product.

We will have to spend additional funds to produce, market and distribute our product. If we cannot raise sufficient capital, we may have to cease operations and you could lose your investment. We will need additional funds to produce our product for distribution to our target market. Even after we have produced our product, we will have to spend substantial funds on distribution, marketing and sales efforts before we will know if we have commercially viable and marketable/sellable products.

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sufficient sales to cover our expenses and result in profits. Consequently, there is a risk that you may lose all of your investment.

Our development, marketing, and sales activities are limited by our size.

Because we are small and do not have much capital, we must limit our product development, marketing, and sales activities. As such we may not be able to complete our production and business development program in a manner that is as thorough as we would like. We may not ever generate sufficient revenues to cover our operating and expansion costs and you may, therefore, lose your entire investment.

Changes in the non-alcoholic beverage business environment and retail landscape could adversely impact our financial results.

The non-alcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the non-alcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Intense competition and increasing competition in the commercial beverage market could hurt our business.

The commercial retail beverage industry, and in particular its non-alcoholic beverage segment, is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital.

We compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade.

We compete indirectly with major international beverage companies including but not limited to: the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Dr Pepper Snapple Group; Groupe Danone; Kraft Foods Group, Inc.; and Unilever. These companies have established market presence in the United States, and offer a variety of beverages that are substitutes to our product. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the alkaline water market.

We compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including: Eternal; Essentia; Icelandic; Real Water; Aqua Hydrate; Mountain Valley; Qure; Penta; and Alka Power. These companies could bolster their position in the alkaline water market through additional expenditure and promotion.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in our company.

Alternative non-commercial beverages or processes could hurt our business.

The availability of non-commercial beverages, such as tap water, and machines capable of producing alkaline water at the consumer’s home or at store-fronts could hurt our business, market share, and profitability.

Expansion of the alkaline beverage market or sufficiency of consumer demand in that market for operations to be profitable are not guaranteed.

The alkaline water market is an emerging market and there is no guarantee that this market will expand or that consumer demand will be sufficiently high to allow our company to successfully market, distribute and sell our product, or to successfully compete with current or future competition, all of which may result in total loss of your investment.

Our growth and profitability depends on the performance of third-parties and our relationship with them.

Our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

The loss of one or more of our major customers or a decline in demand from one or more of these customers could harm our business.

We have 5 major customers that together account for 59% (18%, 14%, 14% and 13%, respectively) of accounts receivable at March 31, 2014, and 6 customers that together account for 66% (20%, 16%, 15%, 8% and 6%, respectively) of the total revenues earned for the year ended March 31, 2014. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Health benefits of alkaline water is not guaranteed or proven, rather it is perceived by consumers.

Health benefits of alkaline water are not guaranteed and have not been proven. There is a consumer perception that drinking alkaline water has beneficial health effects. Consequently, negative changes in consumers’ perception of the benefits of alkaline water or negative publicity surrounding alkaline water may result in loss of market share or potential market share and hence loss of your investment.

Water scarcity and poor quality could negatively impact our production costs and capacity.

Water is the main ingredient in our product. It is also a limited resource, facing unprecedented challenges from overexploitation, increasing pollution, poor management, and climate change. As demand for water continues to increase, as water becomes scarcer, and as the quality of available water deteriorates, we may incur increasing production costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.

Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.

We and our bottlers will use water, 84 trace Himalayan salts, packaging materials for bottles such as plastic and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottlers’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our product and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of our or our bottlers’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

We and our bottlers intend to offer our product in nonrefillable, recyclable containers in the United States. Legal requirements have been enacted in various jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in the geographical regions in which we operate or intend to operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

Significant additional labeling or warning requirements or limitations on the availability of our product may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our product relating to the content or perceived adverse health consequences of our product. If these types of requirements become applicable to our product under current or future environmental or health laws or regulations, they may inhibit sales of our product.

Unfavorable general economic conditions in the United States could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our product in the United States. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including non-alkaline water. Consumers may also cease purchasing bottled water and consume tap water. Lower consumer demand for our product in the United States could reduce our profitability.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce or net operating revenues.

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottlers’ facilities, as well as damage to our image and reputation, all of which could harm our profitability.

Our products are considered premium and healthy beverages and are being sold at premium prices compared to our competitors; we cannot provide any assurances as to consumers’ continued market acceptance of our current and future products.

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $1.39 for a half-liter bottle to approximately $2.99 for a one-liter bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We currently offer our product in a three-liter bottle for a suggested retail price (SRP) of $3.99 and one-gallon bottle for an SRP of $4.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our product. We can provide no assurances that consumers will continue to purchase our product or that they will not prefer to purchase a competitive product.

We rely on key executive officers, and their knowledge of our business would be difficult to replace.

We are highly dependent on our two executive officers, Steven P. Nickolas and Richard A. Wright. We do not have “key person” life insurance policies for any of our officers. The loss of management and industry expertise of any of our key executive officers could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

Our executive officers are not subject to supervision or review by an independent board or audit committee.

Our board of directors consists of Steven P. Nickolas and Richard A. Wright, our executive officers. Accordingly, we do not have any independent directors. Also we do not have an independent audit committee. As a result, the activities of our executive officers are not subject to the review and scrutiny of an independent board of directors or audit committee.

Risk Related to Our Stock

Because Steven P. Nickolas controls a large percentage of our voting stock, he has the ability to influence matters affecting our stockholders.

Steven P. Nickolas, our President, Chief Executive Officer and Director, exercises voting and dispositive power with respect to 43,000,000 shares of our common stock, which are beneficially owned by WiN Investments, LLC and Lifewater Industries, LLC, and owns 10,000,000 shares of Series A Preferred Stock, which has 10 votes per share upon any matter submitted to our stockholders for a vote. Accordingly, he controls a majority of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our securities. Because he controls such majority of votes, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Nickolas could result in management making decisions that are in the best interest of Mr. Nickolas and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 1,125,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 101,182,070 shares of common stock are issued and outstanding and 20,000,000 shares of Series A Preferred Stock are issued and outstanding as of June 27, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we plan to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our equity securities and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other property used in the operation of our current business. Our principal offices are located at 7730 E Greenway Road Ste. 203, Scottsdale, AZ 85260 with the size of 3,500 square feet. We have recently entered into a new leasing arrangement with rent arrangement with 7730 E Greenway Properties, an unrelated third party, for $2,000 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “WTER”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects.

Our common stock became eligible for quotation on the OTC Bulletin Board on July 10, 2012. During the year ended March 31, 2013, no shares of our common stock traded.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2014	$0.26	$0.15
December 31, 2013	$0.70	$0.2501
September 30, 2013	$1.305	$0.35
June 30, 2013	$0	$0

On June 26, 2014, the closing price of our common stock as reported by the OTC Bulletin Board was $0.126 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of June 27, 2014, there were approximately 78 holders of record of our common stock. As of such date, 101,182,070 shares were issued and outstanding.

Dividends

The payment of dividends, if any, in the future, rests within the sole discretion of our board of directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not declared any cash dividends since our inception and have no present intention of paying any cash dividends on our common stock in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,000,000	$0.61	4,280,000
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	6,000,000	$0.61	4,280,000

Effective October 7, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan. The plan was approved by a majority of our stockholders on October 7, 2013. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business. The plan enables us to grant awards of a maximum of 20,000,000 shares of our stock and awards that may be granted under the plan includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Overview

We were incorporated under the laws of the State of Nevada on June 6, 2011. Our business model prior to the acquisition of Alkaline Water Corp. on May 31, 2013 was to provide chauffeuring and transportation services to residents within our local market, primarily providing transportation services such as private school student transport, sightseeing trips, and elderly transportation, and offering transportation to the airport and special event such as proms and weddings. However, as we had not successfully developed our service at the time prior to the entry into the share exchange agreement with Alkaline Water Corp., and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our stockholders.

On May 31 2013, we completed the acquisition of Alkaline Water Corp. pursuant to the share exchange agreement with Alkaline Water Corp. and its stockholders. As a result, Alkaline Water Corp. became our wholly-owned subsidiary. Consequently, after the closing of this agreement we adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC (formerly Alkaline 84, LLC), which is the business of the production and sale of bottled alkaline water, with a specific focus on bulk bottled alkaline water.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2014, we had an accumulated deficit of $4,512,901. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

In its report on our financial statements for the year ended March 31, 2014, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional funds to finance continuing operations. However, there are no assurances that we will be successful in raising additional funds. Without sufficient additional financing, it would be unlikely for us to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in this annual report and eventually secure other sources of financing and attain profitable operations.

Results of Operations

Year Ended March 31, 2014 and Period from Inception (June 19, 2012) to March 31, 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2014 and the period from Inception (June 19, 2012) to March 31, 2013 which are included herein:

		Period from
	Year Ended	Inception (June 19,
	March 31, 2014	2012) to March 31,
		2013
Revenue	$552,699	$15,110
Cost of goods sold	411,851	8,026
Gross profit	140,848	7,084
Net Loss (after operating expenses and other expenses	$(4,229,513)	$(283,388)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2014 of $552,699, as compared to $15,110 for the period from inception on June 19, 2012 to March 31, 2013, generated by sales of our beverage products. Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2014, we had cost of goods sold of $411,851, as compared to $8,026 in cost of goods sold from inception on June 19, 2012 to March 31, 2013.

Expenses

Our operating expenses for the year ended March 31, 2014 and the period from inception (June 19, 2012) to March 31, 2013 are as follows:

		Period from Inception
	Year Ended	(June 19, 2012) to
	March 31, 2014	March 31, 2013
Sales and marketing expenses	$464,081	$88,229
General and administrative expenses	3,852,773	89,608
General and administrative expenses – related party	62,092	104,929
Depreciation expenses	42,407	1,814
Total operating expenses	$4,421,353	$284,580

During the year ended March 31, 2014, our total operating expenses were $4,421,353, as compared to $284,580 for the period from inception (June 19, 2012) to March 31, 2013. For the year ended March 31, 2014, the total included $464,083 of sales and marketing expenses and $3,852,773 of general and administrative expenses, consisting primarily of approximately $2,225,736 of stock option compensation expense, $426,555 in stock compensation expense and $541,158 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the year ended March 31, 2014. For the period from inception (June 19, 2012) to March 31, 2013, (as it was prior to the acquisition of Alkaline Water Corp.) we had nominal operations and our expenditures, consisting mainly of professional fees and rent, were significantly less to support our business at that time.

During the year ended March 31, 2014, we had a total of $62,092 in general and administrative expenses with related parties. Of the total, $33,592 was consulting fees to an officer, director and stockholder of our company, $12,000 was rent to an entity that is controlled and owned by an officer, director and stockholder of our company, and $16,500was professional fees to an entity that is controlled and owned by an officer, director and stockholder of our company.

During the period from inception on June 19, 2012 to March 31, 2013, we had a total of $104,929 in general and administrative expenses with related parties. Of the total, $69,732 was consulting fees to an officer, director and stockholder of our company, $32,322 was rent to an entity that is controlled and owned by an officer, director and stockholder of our company, and $2,875 was professional fees to an entity that is controlled and owned by an officer, director and stockholder of our company.

Liquidity and Capital Resources

Working Capital

	At March 31, 2014	At March 31, 2013
Current assets	$281,322	$87,290
Current liabilities	836,323	169,856
Working capital (deficiency)	$(555,001)	$(82,566)

Current Assets

Current assets as of March 31, 2014 and March 31, 2013 primarily relate to $2,665 and $64,607 in cash, $166,404 and $15,110 in accounts receivable and $57,965 and $7,573 in inventory, respectively.

Current Liabilities

Current liabilities as at March 31, 2014 primarily relate to $320,154 in accounts payable, Revolving financing $83,348 and $337,988 in derivative liability. Current liabilities as at March 31, 2013 primarily relate to $150,000 in notes payable.

Cash Flow

Our cash flow for the year ended March 31, 2014 and the period from inception (June 19, 2012) to March 31, 2013 are as follows:

Cash Flows

	Year	Period from Inception
	ended	(June 19, 2012) to
	March 31,	March 31,
	2014	2013
Net Cash used in operating activities	$(1,390,980)	$(284,401)
Net Cash used in investing activities	(276,310)	(54,897)
Net Cash provided by financing activities	1,605,348	403,905
Net (decrease) increase in cash and cash equivalents	$(61,942)	$64,607

Operating activities

Net cash used in operating activities was $1,390,980 for the year ended March 31, 2014, as compared to $284,401 used in operating activities from period of inception (June 19, 2012) to March 31, 2013. The increase in net cash used in operating activities was primarily due to development of markets, and investment in accounts receivable and inventory.

Investing activities

Net cash used in investing activities was $276,310 for the year ended March 31, 2014, as compared to $54,897 used in investing activities from period of inception (June 19, 2012) to March 31, 2013. The increase in net cash used by investing activities was primarily from purchase of production equipment.

Financing activities

Net cash provided by financing activities for the year ended March 31, 2014 was $1,605,348, as compared to $403,905 from period of inception (June 19, 2012) to March 31, 2013. The increase of net cash provided by financing activities was mainly attributable to Sale of common stock and redeemable preferred stock.

Revolving Accounts Receivable Funding Agreement with Gibraltar Business Capital, LLC

On February 20, 2014, our company, The Alkaline Water Company Inc., and our subsidiaries, Alkaline 88, LLC and Alkaline Water Corp., entered into a revolving accounts receivable funding agreement with Gibraltar Business Capital, LLC. (“Gibraltar”). Under the agreement, from time to time, we agreed to tender to Gibraltar all of our Accounts (which is defined as our rights to payment whether or not earned by performance, (i) for property that has been or is to be sold, leased, licensed, assigned or otherwise disposed of, or (ii) for services rendered or to be rendered, or (iii) as otherwise defined in the Uniform Commercial Code of the State of Illinois). Gibraltar will have the right, but will not be obligated, to purchase such Accounts tendered in its sole discretion. If Gibraltar purchases such Accounts, Gibraltar will make cash advances to us as the purchase price for the purchased Accounts.

We assumed full risk of non-payment and unconditionally guaranteed the full and prompt payment of the full face amount of all purchased Accounts. We also agreed to direct all parties obligated to pay the Accounts to send all payments for all Accounts directly to Gibraltar. All collections from Accounts will be applied to our Indebtedness (as defined below) unless Gibraltar elects to hold any such collections to establish reserves to secure payment of any purchased Accounts.

In consideration of Gibraltar’s purchase of the Accounts, we agreed to pay Gibraltar interest on the Indebtedness (which is defined as the amount owed by us to Gibraltar from time to time, i.e., all cash advances, plus all charges, plus all other amounts owing from us to Gibraltar pursuant to the agreement, less all collections retained by Gibraltar from either purchased Accounts or from us which are applied to Indebtedness) outstanding at the rate of 8% per annum plus the prime rate in effect at the end of each month with the prime rate for these purposes never being less than 3.25% per annum, calculated on a 360-day year and payable monthly. In addition, we agreed to pay to Gibraltar a monthly collateral/management fee in the amount of 0.5% calculated on the average daily borrowing amount for the given month and an unused line fee of 0.25% monthly based on the difference between the actual line of credit and the average daily borrowing amount for the given month. We also agreed to pay to Gibraltar upon execution of the agreement and as of the commencement of each renewal term, a closing cost of 1% of the Initial Indebtedness in addition to the amount of any other credit accommodations granted from Gibraltar to us, which amount will be deducted from the first cash advances.

The Initial Indebtedness is $500,000. We may request an increase to the Initial Indebtedness in $500,000 increments up to $5,000,000, subject to our financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default.

We also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located.

The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased Account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment.

On February 20, 2014, Gibraltar made the first cash advance in the amount of $32,645.48. On March 31, 2014 the amount borrowed on this facility was $83,348.

10% Series B Convertible Preferred Stock

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

Effective November 7, 2013, the Company issued common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares of our 10% Series B Convertible Preferred Stock, which was completed on November 7, 2013. The warrants issued to the placement agent and its designees are exercisable into an aggregate of 116,279 shares of our common stock with an exercise price of $0.55 per share and have a term of exercise of five years. The Company issued the warrants to six accredited investors in addition paid certain the transaction cost of $78,000. For the year ended March 31, 2014 the Company recorded $123,123 of amortization of the debt discount and deferred financing cost.

The 10% Series B Preferred Stock included down-round provisions which reduce the exercise price of a warrant and convertible instrument as required by ASC 815 “Derivatives and Hedging”. The aggregate of the derivative liability at issuance was $444,320 which was recorded as amortization of debt discount at issuance. The Company recorded a debt discount cost of $500,000 and will amortize this cost over the mandatory redemption period.

Between April 16, 2014 and April 22, 2014, the Redeemable Preferred holders exercise their intention to redeem the Redeemable Preferred all 500 shares partially as a conversion to Common stock and $292,840, the remaining portion as cash including accrued interest of $35,456 and penalty for late registration of $10,212. The Redeemable Preferred converted 252.83 preferred shares into 796,566 common shares at a conversion price of $0.3174 per share.

May 2014 Financing

On May 1, 2014, we completed the offering and sale of an aggregate of 17,333,329 shares of our common stock and warrants to purchase an aggregate of 8,666,665 shares of our common stock, for aggregate gross proceeds of $2,599,999.35. Each share of common stock we sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $0.15 per share for a period of five years from the date of issuance. Each share of common stock and warrant was sold at a price of $0.15.

Pursuant to the engagement agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, we paid Wainwright a cash placement fee equal to 8% of the aggregate gross proceeds from the offering, or $208,000, and a non-accountable expense allowance equal to 1% of the aggregate gross proceeds from the offering, or $26,000. In addition, we issued warrants to purchase an aggregate of 5.5% of the aggregate number of shares of our common stock sold in the offering, or 953,333, to Wainwright and its designees.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEALE AND BEERS, CPAs
PCAOB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Alkaline Water Company Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of The Alkaline Water Company Inc (A Development Stage Company) as of March 31, 2014 and 2013 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years then ended, and since inception on June 19, 2012 through March 31, 2014. The Alkaline Water Company Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alkaline Water Company Inc (A Development Stage Company) as of March 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years then ended and since inception on June 19, 2012 through March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at March 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
June 30, 2014

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

THE ALKALINE WATER COMPANY, INC.
(FORMERLY GLOBAL LINES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013

ASSETS
Current assets:
Cash	$2,665	$64,607
Accounts receivable	166,404	15,110
Inventory	57,965	7,573
Deferred financing cost	54,288	-

Total current assets	281,322	87,290

Fixed assets, net	286,986	38,083
Equipment deposits - related party	-	15,000

Total assets	$568,308	$140,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$320,154	$12,651
Accounts payable - related party	18,403	490
Accrued expenses	56,601	5,400
Accrued interest	19,829	1,315
Revolving financing	83,348	-
Notes payable	-	150,000
Derivative liability	337,988	-

Total current liabilities	836,323	169,856

Redeemable convertible Preferred stock	83,820	-

Stockholders' deficit:
Preferred stock - $0.001 par value, 100,000,000 shares authorized.
Series A issued 20,000,000	20,000	-
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 81,602,175 and 77,500,000 shares issued and outstanding as of March 31, 2014 and March 31, 2013, respectively	81,602	77,500
	-
Additional paid in capital	4,059,464	176,405
Common stock issuable	-	-
Deficit accumulated during development stage	(4,512,901)	(283,388)

Total stockholders' deficit	$(351,835)	$(29,483)

Total liabilities and stockholders' deficit	$568,308	$140,373

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY, INC.
(FORMERLY GLOBAL LINES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

		Inception (June 19,	Inception (June 19,
	For the year ended	2012 to	2012 to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$552,699	$15,110	$567,809

Cost of goods sold	411,851	8,026	419,877

Gross profit	140,848	7,084	147,932

Operating expenses:
Sales and marketing expenses	464,081	88,229	552,310
General and administrative	3,852,773	89,608	3,942,381
General and administrative - related party	62,092	104,929	167,021
Depreciation expense	42,407	1,814	44,221

Total operating expenses	4,421,353	284,580	4,705,933

Other Income (expenses):
Interest expense	(11,057)	(1,315)	(12,372)
Interest expense on redeemable preferred stock	(468,255)		(468,255)
Fees paid on credit line	(8,603)		(8,603)
Placement agent fee to acquired credit line	(10,000)		(10,000)
Amortization of debt discount	(107,532)		(107,532)
Other expenses	(1,529)	(4,577)	(6,106)
Other income - related party	40,029		40,029
Change in derivative liability	617,939		617,939

Total other expense	50,992	(5,892)	45,100

Net loss	$(4,229,513)	$(283,388)	$(4,512,901)

Weighted average number of common shares outstanding - basic	80,220,729	4,000

Net loss per share - basic	$(0.05)	$(70.85)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY, INC.
(FORMERLY GLOBAL LINES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIT)

						Deficit
	Preferred Stock		Common Stock		Additional	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Development	Total
Inception (June 19, 2012)	-	$-	-	$-	$-	$-	$-
Effect of reverse merger between Global Lines, Inc. and The Alkaline Water Corp. on March 31, 2013			77,500,000	77,500	176,405		253,905
Net (loss) from Inception to March 31, 2013						(283,388)	(283,388)
Balance, March 31, 2013	-	$-	77,500,000	$77,500	$176,405	$(283,388)	$(29,483)

Common stock issued at $.40 for conversion of notes and interest payable			574,675	574	229,295		229,869
Common stock issued for cash at $.40 per share			2,562,500	2,563	1,022,438		1,025,001
Common stock issued for services at $.55 per share			250,000	250	137,250		137,500
Common stock issued for services at $.56 per share			200,000	200	111,800		112,000
Common stock issued for services at $.35 per share			100,000	100	34,910		35,010
Common stock issued for services at $.33 per share			85,000	85	27,710		27,795
Common stock issued for services at $.36 per share			50,000	50	17,700		17,750
Common stock issued for services at $.27 per share			190,000	190	51,110		51,300
Common stock issued for services at $.28 per share			90,000	90	25,110		25,200
Issuance of options for common stock at $.61 per share					2,225,736		2,225,736
Issuance of Series A preferred stock to officers	20,000,000	20,000					20,000
Net (loss)						(4,229,513)	(4,229,513)
Balance, March 31, 2014	20,000,000	$20,000	81,602,175	$81,602	$4,059,464	$(4,512,901)	$(351,835)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY, INC.
(FORMERLY GLOBAL LINES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	Inception (June	Inception (June 19,
	ended	19, 2012) to	2012 to
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,229,513)	$(283,388)	(4,512,901)
Adjustments to reconcile net income to net cash used in operating activities:
Bad Debt expense	10,000		10,000
Depreciation expense	42,407	1,814	44,221
Interest expense converted to common stock	3,555		3,555
Shares issued for services	2,652,291		2,652,291
Amortization of debt discount	107,532		107,532
Interest expense on redeemable preferred stock on intial issuance	455,926		455,926
Change in derivative liabilities	(617,939)		(617,939)
Changes in operating assets and liabilities:
Accounts receivable	(161,294)	(15,110)	(176,404)
Inventory	(50,392)	(7,573)	(57,965)
Prepaid expenses and other current assets	-		-
Accounts payable	307,504	13,141	320,645
Accounts payable - related party	17,913		17,913
Accrued expenses	51,201	5,400	56,601
Accrued interest	19,829	1,315	21,144

Net cash used in operating activities	(1,390,980)	(284,401)	(1,675,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(276,310)	(39,897)	(316,207)
Deposits	-	(15,000)	(15,000)

Net cash used in investing activities	(276,310)	(54,897)	(331,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	150,000	150,000
Proceeds from revolving financing	83,348		83,348
Proceeds from sale of common stock	1,100,000		1,100,000
Proceeds from sale of manadatory redeemable preferred stock, net	422,000		422,000
Shareholder contribution		264,575	264,575
Shareholder distribution		(10,670)	(10,670)

Net cash provided by financing activities	1,605,348	403,905	2,009,253

NET CHANGE IN CASH	(61,942)	64,607	2,665

CASH AT BEGINNING OF PERIOD	64,607	-	-

CASH AT END OF PERIOD	$2,665	$64,607	$2,665

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$229,870	$-
Derivative liability on redeemable preferred stock	422,000	-

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
(FORMERLY GLOBAL LINES INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of presentation

The audited consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein.

Principles of consolidation

For the period from June 19, 2012 to March 31, 2014, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to March 31, 2014, the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $2,665 and $64,607 in cash and cash equivalents at March 31, 2014 and 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2014 and 2013:

	2014	2013
Trade receivables	$176,404	$15,110
Less: Allowance for doubtful accounts	(10,000)	-
Net accounts receivable	$166,404	$15,110

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents raw and blended chemicals and other items valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of March 31, 2014 and 2013, inventory consisted of the following:

	2014	2013
Raw materials	$24,022	$5,125
Finished goods	33,943	2,449
Total inventory	$57,965	$7,573

Property and equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter. Depreciation periods are as follows for the relevant fixed assets:

Equipment              5 years

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended March 31, 2014 and 2013 were $160,464 and $3,005, respectively.

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

Concentration

The Company has 4 major customers that together account for 60% (18%, 14%, 14% and 14%, respectively) of accounts receivable at March 31, 2014, and 5 customers that together account for 66% (20%, 16%, 15%, 8% and 6%, respectively) of the total revenues earned for the year ended March 31, 2014.

The Company has 3 vendors that accounted for 56% (29%, 14%, and 13%, respectively) of purchases for the year ended March 31, 2014.

Income Taxes

In accordance with ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance Accounting Standard Codification (ASC) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Business Segments

The Company operates on one segment in one geographic location the United States of America and, therefore, segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts of the company’s financial instruments including accounts payable, accrued expenses, and notes payable approximate fair value due to the relative short period for maturity these instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

The Company incurred no environmental expenses during the years ended March 31, 2014 and 2012, respectively.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through January 2014 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2014 of $(4,512,901). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2014	March 31, 2013
Machinery and Equipment	$273,597	$39,897
Office Equipment	53,631
Leasehold Improvements	3,979
Less: Accumulated Depreciation	(44,221)	(1,814
Fixed Assets, net	$286,986	$38,083

Depreciation expense for the years ended March 31, 2014 and 2013 was $42,407 and $1,814, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

On February 27, 2013, we paid a $15,000 deposit on equipment that we purchased for approximately $208,773. During the year ended March 31, 2014, the Company paid an additional $193,773 for equipment that was completed during this year and $10,287 for a storage tank. The Company also paid an additional $201,900 for more equipment, however these funds were returned to the company. As of March 31, 2014, the total amount of deposits for equipment is $0. The equipment was manufactured by and purchased under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

NOTE 5 – REVOLVING FINANCING

On February 20, 2014, The Alkaline Water Company Inc., and subsidiaries, Alkaline 88, LLC and Alkaline Water Corp., entered into a revolving accounts receivable funding agreement with Gibraltar Business Capital, LLC (“Gibraltar”). Under the agreement, from time to time, the Company agreed to tender to Gibraltar all of our accounts (which is defined as our rights to payment whether or not earned by performance, (i) for property that has been or is to be sold, leased, licensed, assigned or otherwise disposed of, or (ii) for services rendered or to be rendered, or (iii) as otherwise defined in the Uniform Commercial Code of the State of Illinois). Gibraltar will have the right, but will not be obligated, to purchase such accounts tendered in its sole discretion. If Gibraltar purchases such accounts, Gibraltar will make cash advances to us as the purchase price for the purchased accounts.

The Company assumed full risk of non-payment and unconditionally guaranteed the full and prompt payment of the full face amount of all purchased accounts. We also agreed to direct all parties obligated to pay the accounts to send all payments for all accounts directly to Gibraltar. All collections from accounts will be applied to our indebtedness, which is defined as the amount owed by us to Gibraltar from time to time, i.e., all cash advances, plus all charges, plus all other amounts owning from us to Gibraltar pursuant to the agreement, less all collections retained by Gibraltar from either purchased accounts or from us which are applied to indebtedness, unless Gibraltar elects to hold any such collections to establish reserves to secure payment of any purchased accounts.

In consideration of Gibraltar’s purchase of the accounts, the Company agreed to pay Gibraltar interest on the indebtedness outstanding at the rate of 8% per annum plus the prime rate in effect at the end of each month with the prime rate for these purposes never being less than 3.25% per annum, calculated on a 360-day year and payable monthly. In addition, the Company agreed to pay to Gibraltar a monthly collateral/management fee in the amount of 0.5% calculated on the average daily borrowing amount for the given month and an unused line fee of 0.25% monthly based on the difference between the actual line of credit and the average daily borrowing amount for the given month. The Company also agreed to pay to Gibraltar upon execution of the agreement and as of the commencement of each renewal term, a closing cost of 1% of the initial indebtedness in addition to the amount of any other credit accommodations granted from Gibraltar, which amount will be deducted from the first cash advances.

The initial indebtedness is $500,000. The Company may request an increase to the initial indebtedness in $500,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On March 31, 2014 the amount borrowed on this facility was $83,348.

NOTE 6 – DERIVATIVE LIABILITY

On November 7, 2013, we sold to certain institutional investors 10% Series B Convertible Preferred Shares which are subject to mandatory redemption and include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at March 31, 2014 is as follows:

	Warrant	Conversion feature
Stock price	$ .25	$ .25
Term (Years)	1 to 5	1
Volatility	138% to 338%	138% to 338%
Exercise prices	$ 0.55 to 0.25	$ 0.43
Dividend yield	0%	0%

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of March 31, 2014.

		Fair Value Measurement at March 31, 2014
	Carrying
	Value at	Level 1	Level 2	Level 3
	March 31, 2014
Liabilities:

Derivative convertible debt liability	$128,668	$-	$-	$128,668
Derivative warrant liability	$209,320	$-	$-	$209,320
Total derivative liability	$337,988	$-	$-	$337,988

The Company analyzed the warrants and conversion feature under ASC 815 to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2014 was $209,320 and their conversion feature liability was $128,668. At November 7, 2013 the fair value of these warrant liabilities was $606,044 and the conversion feature liability was $349,883. The change in fair value of derivative liabilities of $617,937 was included in the consolidated statement of operations for the nine months ended March 31, 2014.

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of November 7, 2013.

		Fair Value Measurement at November 7, 2013
	Carrying
	Value at
	November 7, 2013	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$349,883	$-	$-	$349,883
Derivative warrant liability	$606,044	$-	$-	$606,044
Total derivative liability	$955,927	$-	$-	$955,927

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at November 7, 2013 is as follows:

	Warrant	Conversion feature
Stock price	$ .50	$ .50
Term (Years)	1 to 5	1
Volatility	120% to 265%	120% to 265%
Exercise prices	$ 0.55	$ 0.43
Dividend yield	0%	0%

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

Effective November 7, 2013, the Company issued common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares of our 10% Series B Convertible Preferred Stock, which was completed on November 7, 2013. The warrants issued to the placement agent and its designees are exercisable into an aggregate of 116,279 shares of our common stock with an exercise price of $0.55 per share and have a term of exercise of five years. The Company issued the warrants to six accredited investors and paid certain transactional costs of $78,000. For the year ended March 31, 2014 the Company recorded $123,123 of amortization of the debt discount and deferred financing cost.

The 10% Series B Preferred Stock included down-round provisions which reduce the exercise price of a warrant and convertible instrument as required by ASC 815 “Derivatives and Hedging”. The aggregate of the derivative liability at issuance was $955,927 which was recorded as amortization of debt discount at issuance. The Company recorded a debt discount cost of $500,000 and will amortize this cost over the mandatory redemption period.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred shares

On October 7, 2013, the Company amended its articles of incorporation to create 100,000,000 shares of preferred stock by filing a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada. The preferred stock may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors.

Grant of Series A Preferred stock

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. The company valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the year ended March 31, 2014.

Common stock

We are authorized to issue 1,125,000,000 shares of $0.001 par value common stock. On May 31, 2013, we effected a 15-for-1 forward stock split of our $0.001 par value common stock. All shares and per share amounts have been retroactively restated to reflect such split.

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

Sale of restricted shares

On October 8, 2013, the Company issued an aggregate of 1,250,000 shares of our common stock to three investors in a non-brokered private placement, at a purchase price of $0.40 per share for gross proceeds of $500,000. In addition, the Company issued 1,250,000 warrants with an exercise price of $0.50 per share and 650,000 warrants with an exercise prices of $0.60 per share to a finder in connection with this private placement. Each unit consisted of one share purchase warrant entitling the holder to purchase, for a period of two years from issuance, one share of our common stock at an exercise price of $0.50 per share and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to purchase, for a period of two years from issuance, one share of our common stock at an exercise price of $0.60 per share.

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

Common stock issued for services

Effective October 10, 2013, the Company issued 200,000 shares of common stock to a consultant in consideration for services rendered by the consultant to our company.

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

Between January 2, 2014 and January 14, 2014, the Company issued 280,000 shares of common stock to various consultants in consideration for services rendered by the consultants to the company. These shares were valued at fair value of $76,500 and have been charged as stock compensation to general and administrative expense.

NOTE 9 – OPTIONS AND WARRANTS

Stock Option Awards

On October 9, 2013, the Company granted a total of 6,000,000 stock options to Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.605 per share for a period of ten years from the date of grant. The stock options vest as follows: (i) 1,000,000 upon the date of grant; and (ii) 500,000 per quarter until fully vested.

The Company has recognized compensation expense of $2,225,736 on the stock options granted that vested during the current period for the nine months ended March 31, 2014. The fair value of the unvested shares is $1,112,868 as of March 31, 2014 with the total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1 year. The aggregate intrinsic value of these options was $0 at March 31, 2014.

Stock option activity summary covering options is presented in the table below:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2013	-	$-	-
Granted	6,000,000	$0.61	9.8
Exercised	-	$-	-
Expired/Forfeited	-	$-	-
Outstanding at March 31, 2014	6,000,000	$0.61	9.8
Exercisable at March 31, 2014	2,000,000	$0.61	9.8

Warrants

The following is a summary of the status of all of our warrants as of March 31, 2014 and changes during the twelve months ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at April 1, 2013	-	$0.00
Granted	8,310,415	0.52
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at March 31, 2014	8,310,415	0.52
Warrants exercisable at March 31, 2014	7,147,624	$0.52

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2014:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-
		Average
	Number of	Remaining	Weighted-
	Warrants	Contractual	Average
Exercise Price	Outstanding	Life in Years	Exercise Price
$ 0.50	3,137,175	1.35	$ 0.50
$ 0.60	1,568,588	1.35	$ 0.60
$ 0.55	2,441,861	3.46	$ 0.55
$ 0.43	1,162,791.65		$ 0.43

NOTE 10 – RELATED PARTY TRANSACTIONS

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. We valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the year ended March 31, 2014.

On October 9, 2013, the Company granted a total of 6,000,000 stock options to Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.605 per share for a period of ten years from the date of grant. The stock options vest as follows: (i) 1,000,000 upon the date of grant; and (ii) 500,000 per quarter until fully vested.

On August 1, 2013 the Company entered into a 3-year sub-lease agreement requiring a monthly payment of $2,085 for office space in Scottsdale, Arizona, with a basic monthly lease increase of 8% and 7% on each anniversary date.

The Company or the landlord can cancel the lease with 30 days’ notice. The sub-lessor is an entity owned by the Company’s Chief Executive Officer and President.

As of March 31, 2013, the Company had an equipment deposit totaling $15,000 to an entity that is controlled and owned by an officer, director and shareholder of the Company. During the period from Inception (June 19, 2012) to March 31, 2013, the Company purchased $39,897 in equipment from an entity that is controlled and owned by an officer, director and shareholder of the Company.

As of March 31, 2014 the Company had $0 in equipment deposits with an entity that is controlled and owned by an officer, director and shareholder of the Company. During the year ended March 31, 2014, the Company provided $201,900 of deposits on equipment used to produce our alkaline water to an entity that is controlled and owned by an officer, director and shareholder of the Company. During the month of March 2014, these funds were returned to the Company.

During the year ended March 31, 2014 the Company acquired equipment of $208,773 and $10,287 from an entity that is controlled and majority-owned by an officer, director and shareholder of the Company.

During the year ended March 31, 2014, the Company had a total of $62,092, in general and administrative expenses with related parties. Of that total for year ended March 31, 2014, $33,592 was consulting fees to an officer, director and shareholder of the Company, $12,000 was rent to an entity that is controlled and owned by an officer, director and shareholder of the Company and $16,500 was professional fees to an entity that is controlled and owned by an officer, director and shareholder. During the period from inception to March 31, 2013, the Company had a total of $104,929 in general and administrative expenses related party, principally $69,736 was consulting fees to an officer, director and shareholder of the Company, $32,322 was rent to an entity that is controlled and owned by an officer, director and shareholder of the Company and $2,875 was professional fees to an entity that is controlled and owned by an officer, director and shareholder.

During the year ended March 31, 2014, the Company recorded as other related party income a total of $40,029 to an entity that is controlled and owned by an officer, director and shareholder of the Company. The income reflects the Company’s estimate of vehicle rent and labor of an employee when utilized by the related party.

On January 17, 2014 the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water totaling $190,756 and agreed to a 60 month term at $2,512 per month and a final payment of $28,585. On February 12, 2014 the Company amended this lease, as noted above, with equipment deposits of $201,900 being returned to the Company. In addition the lease terms were amended to 60 monthly payments of $3,864, payable 30 days after installation of the equipment and a purchase option of $1.00.

On April 2, 2014 the Company entered into a sale-leaseback transaction with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment with an original cost of $208,773 acquired in August 2013. The Company received proceeds of $188,000 in April 2014.

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water.

NOTE 11 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at March 31:

	2014	2013
Deferred income tax assets:	$260,000	$110,000
Valuation allowance	(260,000)	(110,000)
Net total	$-	$-

At March 31, 2014, the Company had net operating loss carryforwards of approximately $665,000 and net operating loss carryforwards expire in 2023 through 2033.

The valuation allowance was increased by $150,000 during the year ended March 31, 2014. The current income tax benefit of $260,000 and $110,000 generated for the years ended March 31, 2014 and 2013, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2014, the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has long-term leases for its offices under cancelable operating leases from August 1, 2013 through July 31, 2016. At March 31, 2014, future minimum contractual obligations were as follows:

	Facilities	Equipment

Year ending March 31, 2015	$26,333	$10,436
Year ending March 31, 2016	28,293	10,436
Year ending March 31, 2017	9,648	10,436
Year ending March 31, 2018		4,347
Total Minimum Lease Payments:	$64,274	$35,655

On August 1, 2013 the Company entered into a 3-year sub-lease agreement requiring a monthly payment of $2,085 for office space in Scottsdale, Arizona, with a basic monthly lease increase of 8% and 7% on each anniversary date. The Company or the landlord can cancel the lease with 30 days’ notice. The sub-lessor is an entity owned by the Company’s Chief Executive Officer and President.

On August 2, 2013 the Company entered into a 4-year lease agreement for certain office equipment requiring monthly payment of $870.

NOTE 13 – SUBSEQUENT EVENTS

On April 2, 2014 the Company entered into a sale-leaseback transaction with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment with an original cost of $208,773 acquired in August 2013. The Company received proceeds of $188,000 in April 2014.

On April 15, 2014 the Company entered into purchase agreement with Water Engineering Solutions LLC, valued at $690,000 for equipment utilizing the proceeds from the S-1 offering of May 1, 2014.

Between April 16, 2014 and April 22, 2014, the Redeemable Preferred holders exercise their intention to redeem the Redeemable Preferred all 500 shares partially as a conversion to Common stock and $292,840 the remaining portion as cash including accrued interest of $35,456 and penalty for late registration of $10,212. The Redeemable Preferred converted 252.83 preferred shares into 796,566 common shares at a conversion price of $0.3174 per share.

On May 1, 2014, the Company completed the offering and sale of an aggregate of 17,333,329 shares of our common stock and warrants to purchase an aggregate of 8,666,665 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock we sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $0.15 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $0.15. These securities were sold pursuant to the securities purchase agreement dated April 28, 2014 and have been registered under the Securities Act of 1933 pursuant to our registration statement on Form S-1, as amended (No. 333-192599), which was declared effective by the Securities and Exchange Commission on April 16, 2014. Pursuant to the engagement agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company paid Wainwright a cash placement fee equal to 8% of the aggregate gross proceeds from the offering, or $208,000, and a non-accountable expense allowance equal to 1% of the aggregate gross proceeds from the offering, or $26,000. In addition, we issued warrants to purchase an aggregate of 5.5% of the aggregate number of shares of our common stock sold in the offering, or 953,333, to Wainwright and its designees. These warrants have an exercise price of $0.1875 per share and expire on April 16, 2019. In issuing these warrants, the Company relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water.

On May 12, 2014, the Company granted a total of 820,000 stock options to employees and consultants. The stock options are exercisable at the exercise price of $0.15 per share for a period of five years from the date of grant. 502,500 stock options vested upon the date of grant, 116,250 stock options vest on June 30, 2014, 116,250 stock options vest on September 30, 2014 and 85,000 stock options vest on December 31, 2014.

On May 12, 2014, the Company granted a total of 1,200,000 stock options Steven A. Nickolas and Richard A. Wright (600,000 stock options to each). The stock options are exercisable at the exercise price of $0.165 per share for a period of five years from the date of grant. 1,200,000 stock options vested upon the date of grant.

On May 15, 2014, the Company issued 100,000 restricted common shares to consultant for services rendered.

On May 16, 2014, the Company granted a total of 250,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.143 per share for a period of five years from the date of grant. 62,500 stock options vested upon the date of grant, 62,500 stock options vest on June 30, 2014, 62,500 stock options vest on September 30, 2014 and 62,500 stock options vest on December 31, 2014.

On May 21, 2014, the Company granted a total of 6,000,000 stock options Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.1455 per share for a period of five years from the date of grant. 3,000,000 stock options vested upon the date of grant and the 3,000,000 stock options will vest on November 21, 2014.

On June 2, 2014, the Company issued 100,000 restricted common shares to consultant for services rendered.

On June 6, 2014, the Company issued 1,000,000 restricted common shares to consultant for services rendered.

On June 11, 2014, the Company issued 250,000 restricted common shares to consultant for services rendered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the closing of the share exchange agreement with Alkaline Water Corp. on May 31, 2013, we changed our independent registered public accounting firm from Sadler, Gibb & Associates to Seale and Beers, CPAs. The appointment of Seale and Beers, CPAs was approved by our board of directors.

Sadler, Gibb & Associates’ report on our financial statements for the fiscal year ended August 31, 2012 and for the period from inception on June 6, 2011 through August 31, 2011 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During the fiscal year ended August 31, 2012 and the period from inception on June 6, 2011 through August 31, 2011 and in the subsequent interim period through the date of resignation, there were no disagreements, resolved or not, with Sadler, Gibb & Associates on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of Sadler, Gibb & Associates, would have caused Sadler, Gibb & Associates to make reference to the subject matter of the disagreement(s) in connection with its report.

During the fiscal year ended August 31, 2012 and the period from inception on June 6, 2011 through August 31, 2011 and in the subsequent interim period through the date of resignation, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014 and that there were no material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Steven P. Nickolas	Chairman, President, Chief Executive Officer and Director	58	May 31, 2013
Richard A. Wright	Vice-President, Secretary, Treasurer and Director	55	May 31, 2013

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Steven P. Nickolas

In 2008, Mr. Nickolas was appointed President of Nutripure Beverages, Inc., a small cap pink sheet company that intended to launch a beverage product that was developed by him, on a national basis. The company was unsuccessful in raising the necessary capital, at which time Mr. Nickolas resigned his position after three months with the company and proceeded to investigate other financial opportunities. From May 2008 to July 2010, Mr. Nickolas was a founder of and acted as the president, secretary, treasurer and a director of Northsight Capital, Inc., a publicly-traded financial holding company (OTCBB: NCAP), which was sold in order to support the ongoing research and development of various beverage products. During this time Mr. Nickolas founded Jayger International, LTD, which involved the sale of a variety of healthy products in Japan and other Asian countries. Mr. Nickolas also engaged in a number of consulting activities with both large and small companies and continued to remain active in the food and beverage industry. During this same period of time Mr. Nickolas founded The Healthy Food Project, Inc., a 501(c)(3) non-profit organization dedicated to promoting the development of healthy foods and beverages for the public use. Over the past two years Mr. Nickolas has focused his attention on the commercial development of the water electrolysis process utilized in Alkaline 88, LLC.

Effective as of May 31, 2013, Mr. Nickolas was appointed as chairman, president, chief executive officer, secretary and a director of our company. On August 7, 2013, our board of directors replaced Mr. Nickolas as secretary of our company with Richard A. Wright.

Mr. Nickolas graduated from Claremont Men’s College (Now Claremont-Mckenna College) in 1977 with a Bachelor of Science Degree in Economics and Political Philosophy. He did post-graduate studies at Cal Poly Pomona in Psychology in 1978. He also attended Claremont Graduate School in 1978 in Government studies.

We believe that Mr. Nickolas is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Richard A. Wright

Mr. Wright is a Certified Public Accountant. He graduated Magnum Cum Laude in 1978 from Mount Union University in Alliance Ohio. He has done graduate level MBA courses at Case Western Reserve College in Cleveland, Ohio.

In 2008, Mr. Wright became the Chief Financial Officer for PCT International. PCT is a leading worldwide developer and manufacturer of last mile and access network solutions for broadband communication networks. PCT focuses on innovative and cost-effective solutions that allow service providers to improve system integrity and expand service offerings. It has manufacturing plants in USA and China and sells their products in 42 countries.

In 2010 (through present), Mr. Wright began his own tax and accounting CPA firm in Scottsdale, Arizona, Wright Tax Solutions PLC. Mr. Wright also began Wright Investment Group, LLC, a small equity participation firm that helps provide seed capital through micro loans and financial expertise to start-up enterprises.

Effective as of May 31, 2013, Mr. Wright was appointed as vice-president, treasurer and a director of our company. On August 7, 2013, our board of directors appointed Mr. Wright as secretary of our company.

We believe that Mr. Wright is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)

any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

(f)

Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended February 28, 2014 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, or any other committees of our board of directors. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that Richard A. Wright, a director of our company, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, but Mr. Wright is not “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2). We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2014

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2014,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the period from inception on June 19, 2012 through March 31, 2013 and the year ended March 31, 2014 are set out in the following summary compensation table:

Summary Compensation Table – Period from Inception on June 19, 2012 through March 31, 2013 and Year ended March 31, 2014
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Steven P. Nickolas President, Chief Executive Officer, Chairman and Director(1)	2014 2013	39,119 50,000	Nil Nil	10,000 Nil	1,112,868 Nil	Nil Nil	Nil Nil	21,291 19,732	1,183,278 69,732
Richard A. Wright Vice-President, Secretary, Treasury and Director(2)	2014 2013	24,948 Nil	Nil Nil	10,000 Nil	1,112,868 Nil	Nil Nil	Nil Nil	3,385 2,875	1,151,201 2,875
Steven Rolls Former President, Secretary, Treasure, Chief Executive Officer and Chief Financial Officer(3)	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Effective as of May 31, 2013, Mr. Nickolas was appointed as chairman, president, chief executive officer, secretary and a director of our company. On August 7, 2013, our board of directors replaced Mr. Nickolas as secretary of our company with Richard A. Wright.

(2)

Effective as of May 31, 2013, Mr. Wright was appointed as vice-president, treasurer and a director of our company. On August 7, 2013, our board of directors appointed Mr. Wright as secretary of our company.

(3)

On March 18, 2013, we appointed Stephen Rolls, as our president, secretary, treasurer, chief executive officer, chief financial officer and as a director of our company. On May 31, 2013, Mr. Rolls resigned as a director of our company and from all officer positions of our company.

For the period ended March 31, 2013 Steven P. Nickolas had an oral agreement with Alkaline 88, LLC to provide executive level management through his company, Beverage Science Laboratory, at the rate of $5,000 per month. In addition, Alkaline 88, LLC provided health insurance, an auto allowance and other benefits totaling $19,732.

For the year ended March 31, 2014 Steven P. Nickolas had an oral agreement with Alkaline 88, LLC to provide executive level management through his company, Beverage Science Laboratory, at the rate of $5,000 per month. In addition, Alkaline 88, LLC provided health insurance, an auto allowance and other benefits totaling $21,291

For the year ended March 31, 2014 Steven P. Nickolas was paid $30,000 though his consulting firm Beverage Science Laboratory LLC services.

For the period ended March 31, 2013 Richard A. Wright was paid $2,875 though his CPA firm, Wright Tax Solutions PLC, for CPA services.

For the year ended March 31, 2014 Richard A. Wright had an oral agreement with Alkaline 88, LLC to provide executive level management through his company, Beverage Science Laboratory, at the rate of $4,000 per month. In addition, Alkaline 88, LLC provided Mr. Wright an auto allowance and other benefits totaling $3,385.

For the year ended March 31, 2014 Richard A. Wright was paid $28,000 though his CPA firm, Wright Tax Solutions PLC, for CPA and consulting services.

Effective October 9, 2013, the Company granted a total of 6,000,000 stock options to Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.605 per share for a period of ten years from the date of grant. The stock options vest as follows: (i) 1,000,000 upon the date of grant; and (ii) 500,000 per quarter until fully vested. We estimated compensation expense of $2,225,736 on the stock options granted that vested during the year ended March 31, 2014, divided equally between Steven P. Nickolas and Richard A. Wright in the amount of $1,112,868 each. The aggregate intrinsic value of these options was $0 at March 31, 2014.

We have not entered into any written employment agreement or consulting agreement with our directors or executive officers.

Effective October 7, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan. The plan was approved by a majority of our stockholders on October 7, 2013. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business. The plan enables us to grant awards of a maximum of 20,000,000 shares of our stock and awards that may be granted under the plan includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

Effective October 8, 2013, we issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven P. Nickolas and Richard A. Wright (10,000,000 shares to each) in consideration for the past services, at a deemed value of $0.001 per share. We valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for year ended March 31, 2014, resulting in stock award compensation of $10,000 for Steven P. Nickolas and Richard A. Wright each.

Effective May 12, 2014, we granted a total of 1,200,000 stock options Steven A. Nickolas and Richard A. Wright (600,000 stock options to each). The stock options are exercisable at the exercise price of $0.165 per share for a period of five years from the date of grant. 600,000 stock options vested upon the date of grant.

Effective May 21, 2014, we granted a total of 6,000,000 stock options to Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.1455 per share for a period of ten years from the date of grant. 3,000,000 of these stock options vested upon the date of grant and the other 3,000,000 stock options will vest on November 21, 2014.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2014:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steven P. Nickolas	1,500,000	1,500,000	Nil	0.605	October 9, 2023	Nil	Nil	Nil	Nil
Richard A. Wright	1,500,000	1,500,000	Nil	0.605	October 9, 2023	Nil	Nil	Nil	Nil
Stephen Rolls	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Sergejs Belkovs	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended March 31, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Sergejs Belkovs	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 27, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Steven P. Nickolas 14301 North 87 St., Suite 109 Scottsdale, AZ 85260	Common Stock	47,600,000(4)	45.00%
	Series A Preferred Stock(3)	10,000,000	50%
Richard A. Wright 14301 N. 87th Street, Suite 119 Scottsdale, AZ 85260	Common Stock	4,600,000(5)	4.35%
	Series A Preferred Stock(3)	10,000,000	50%
Stephen Rolls	Common Stock	Nil	Nil
All executive officers and directors as a group (2 persons)	Common Stock	52,200,000	47.29%
	Series A Preferred Stock(3)	20,000,000	100%

Notes

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Percentage of common stock is based on 101,182,070 shares of our common stock issued and outstanding as of June 27, 2014. Percentage of Series A Preferred Stock is based on 20,000,000 shares of Series A Preferred Stock issued and outstanding as of June 27, 2014.

(3)	The Series A Preferred Stock has 10 votes per share and is not convertible into shares of our common stock.

(4)

Consists of 4,600,000 stock options exercisable within 60 days, 21,500,000 shares of our common stock owned by WiN Investments, LLC and 21,500,000 shares of our common stock owned by Lifewater Industries, LLC. Steven P. Nickolas exercises voting and dispositive power with respect to the shares of our common stock that are beneficially owned by WiN Investments, LLC and Lifewater Industries, LLC.

(5)	Consists of 4,600,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2012, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at March 31, 2014, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

(c)

Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(d)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the period from June 19, 2012 to March 31, 2014, we purchased $219,000 in equipment from Water Engineering Solutions, LLC, an entity that is controlled and owned by Steven P. Nickolas and Richard A. Wright, officers and directors of our company.

During the period from June 19, 2012 to March 31, 2014, we had a total of $65,378 in general and administrative expenses with related parties. Of the total, $33,592 was to four different entities consisting of consulting fees to Beverage Science Laboratories ($25,000), Water Enhanced Technologies, Inc. ($3,000) and WiN Investments, LLC ($2,000), entities controlled and owned by Steven P. Nickolas, and Water Engineering Solutions, LLC ($3,592), an entity controlled and owned by Steven P. Nickolas and Richard A. Wright. In addition, $12,000 was rent to Steven P. Nickolas and $16,500 was professional fees to Wright Tax Solutions, LLC ($12,500) and Wright Investment Group ($4,000), entities controlled and owned by Richard A. Wright and $7,638 for health insurance for Steven P. Nickolas $9,000 auto allowance for Steve A Nickolas and $3,385 auto allowance for Richard A. Wright.

Alkaline Water Corp. has a month-to-month sub-rental arrangement with Beverage Science Laboratories for $1,914 per month.

On January 17, 2014, we entered into an equipment lease agreement with Water Engineering Solutions, LLC to lease alkaline generating electrolysis machinery and equipment for the manufacture of our alkaline water product line. The term of the lease is 60 months. The total cost for the unit is $190,576. We agreed that there will be a down payment of $38,113.40 plus an origination fee of $1,420.25. In addition, we agreed that the amount due at the signing of the agreement is $39,542.69 with the balance of $123,868.60 at a rate of 8% per annum for the term of the agreement and the residual amount of $28,585.05. For the term of the agreement, we agreed to deliver to Water Engineering Solutions, LLC lease payments in the amount of $2,511.61 per month.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with two directors consisting of Steven P. Nickolas and Richard A. Wright. Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not have any independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2014 and 2013 for professional services rendered by Seale and Beers, CPAs, our independent registered public accounting firm:

Fees	2014	2013
Audit Fees	$25,000	$9,200
Audit Related Fees	9,000	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$34,000	$9,200

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Seale and Beers, CPAs and believe that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

(1)	Underwriting Agreement
1.1	Engagement Agreement dated October 7, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.2	Amendment Agreement to Engagement Agreement dated November 1, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1/A, filed on January 9, 2014)
1.3	Amendment Agreement to Engagement Agreement dated November 25, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.4	Termination Agreement for Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
1.5	Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Private Placement Subscription Agreement dated February 21, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.3	Private Placement Subscription Agreement dated April 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.4	Private Placement Subscription Agreement dated May 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.5	Private Placement Subscription Agreement dated May 29, 2013 with Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.6	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)

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

10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.11	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.12	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.13	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.14	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.15	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.16	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.17

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.18	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.19	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.20	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.21	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.22	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.23	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Sadler, Gibb & Associates dated June 14, 2013 (incorporated by reference from our
Current Report on Form 8-K/A, filed on June 14, 2013)
(21)	Subsidiaries
21.1	Subsidiaries of The Alkaline Water Company Inc.
Alkaline Water Corp., Arizona corporation
Alkaline 88, LLC, Arizona limited liability company
(23)	Consents of Experts and Counsel
23.1*	Consent of Seale and Beers, CPAs
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Alkaline Water Company Inc.

By: /s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 30, 2014

By: /s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: June 30, 2014