Form 10-Q
period 2014-06-30
ALKALINE WATER Co INC
filed 2014-08-13
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes[  ]          No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

102,927,070 shares of common stock issued and outstanding as of August 12, 2014.

THE ALKALINE WATER COMPANY INC.
QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY, INC.
(FORMERLY GLOBAL LINES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$620,031	$2,665
Accounts receivable	160,393	166,404
Inventory	353,829	57,965
Prepaid expenses and other current assets	4,694	-
Deferred financing cost	-	54,288

Total current assets	1,138,947	281,322

Fixed assets, net	457,690	286,986
Equipment deposits - related party	711,500	-

Total assets	$2,308,137	$568,308

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$490,991	$320,154
Accounts payable - related party	-	18,403
Accrued expenses	71,537	56,601
Accrued interest	-	19,829
Revolving financing	129,486	83,348
Notes payable	-	-
Current portion of capital leases	64,578	-
Derivative liability	257,862	337,988

Total current liabilities	1,014,454	836,323

Long-term liabilities:
Capitalize leases- related party	308,794	-

Total long-term liabilities	308,794	-

Total liabilities	1,323,248	836,323

Redeemable convertible preferred stock	-	83,820

Stockholders' deficit:
Preferred stock - $0.001 par value, 100,000,000 shares authorized. Series A issued 20,000,000	20,000	20,000
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 101,182,070 and 81,602,175 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	101,182	81,602

Additional paid in capital	7,813,817	4,059,464
Deficit accumulated during development stage	(6,950,110)	(4,512,901)

Total stockholders' deficit	$984,889	$(351,835)

Total liabilities and stockholders' deficit	$2,308,137	$568,308

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
(A DEVELOPMENT STAGE COMPANY)
FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	(June 19, 2012)
	June 30, 2014	June 30, 2013	to June 30, 2014

Revenue	$572,049	$32,522	$1,139,858

Cost of goods sold	406,125	18,057	826,002

Gross profit	165,924	14,465	313,856

Operating expenses:
Sales and marketing expenses	226,780	84,193	779,090
General and administrative	2,138,753	67,509	6,081,134
General and administrative - related party	-	39,846	167,021
Depreciation expense	16,534	1,849	60,755

Total operating expenses	2,382,067	193,397	7,088,000

Other income (expenses):
Interest expense	(2,524)	(3,555)	(14,896)
Interest expense on redeemable preferred stock	(40,382)	-	(508,637)
Fees paid on credit line	(7,057)	-	(15,660)
Placement agent fee to acquired credit line	-	-	(10,000)
Amortization of debt discount	(414,370)	-	(521,902)
Other expenses	(11)	-	(6,117)
Other income - related party	-	-	40,029
Loss on sales leaseback	(20,773)	-	(20,773)
Change in derivative liability	264,051	-	881,990

Total other expense	(221,066)	(3,555)	(175,966)

Net loss	$(2,437,209)	$(182,487)	$(6,950,110)

Weighted average number of common shares outstanding - basic	94,019,973	78,156,409

Net loss per share - basic	$(0.03)	$(0.00)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
(A DEVELOPMENT STAGE COMPANY)
FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	(June 19, 2012)
	June 30, 2014	June 30, 2013	to June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,437,209)	$(182,487)	$(6,950,110)
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	-	-	10,000
Depreciation expense	16,534	1,849	60,755
Interest expense converted to common stock	-	-	3,555
Shares issued for services	1,399,127	-	4,051,418
Amortization of debt discount	414,370	-	521,902
Initial discount on Redeemable preferred stock	-	-	455,926
Change in derivative liabilities	(264,051)	-	(881,990)
Changes in operating assets and liabilities:
Accounts receivable	6,011	(9,435)	(170,393)
Accounts receivable - related party	-		-
Inventory	(295,864)	(21,591)	(353,829)
Prepaid expenses and other current assets	(4,694)		(4,694)
Accounts payable	170,837	19,221	491,482
Accounts payable - related party	(18,403)	-	(490)
Accrued expenses	14,936	-	71,537
Accrued interest	(19,829)	3,555	1,315

Net cash used in operating activities	(1,018,235)	(188,888)	(2,693,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(17,435)	(1,019)	(333,642)
Proceeds from sale lease back	208,773	-	208,773
Equipment deposits - related party	(711,500)	(90,000)	(726,500)

Net cash used in investing activities	(520,162)	(91,019)	(851,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	75,000	150,000
Proceeds from revolving financing	46,138	-	129,486
Proceeds from sale of common stock, net	2,361,999	525,000	3,461,999
Repayment of capital lease	(5,204)	-	(5,204)
Repayment of redeemable preferred shares	(247,170)	-	(247,170)
Proceeds from sale of mandatory redeemable preferred stock, net	-	-	422,000
Shareholder contribution	-	-	264,575
Shareholder distribution	-	-	(10,670)

Net cash provided by financing activities	2,155,763	600,000	4,165,016

NET CHANGE IN CASH	617,366	320,093	620,031

CASH AT BEGINNING OF PERIOD	2,665	64,607	-

CASH AT END OF PERIOD	$620,031	$384,700	$620,031

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$-	$229,870
Derivative liability on redeemable preferred stock	-
Preferred stock conversion to common stock	252,830
Deferred discount on conversion of preferred stock	56,098
Fair value of derivate liability at isuance of Warrants	240,023

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
(FORMERLY GLOBAL LINES INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of the Company for the period of inception (June 19, 2012) to June 30, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K dated March 31, 2014. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim period are not indicative of annual results.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Principles of consolidation

For the period from June 19, 2012 to June 30, 2014, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to June 30, 2013 and April 1, 2014 to June 30, 2014, the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. We had $620,031 and $384,700 in cash and cash equivalents at June 30, 2014 and 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value. Accounts receivable consisted of the following as of June 30, 2014 and March 31, 2014:

	June 30	March 31
	2014	2014
Trade receivables	$169,361	$176,404
Less: Allowance for doubtful accounts	(8,968)	(10,000)
Net accounts receivable	$160,393	$166,404

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents packaging items, empty bottles, finished goods and other items valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. As of June 30, 2014 and March 31 2014, inventory consisted of the following:

	June 30	March 31
	2014	2014
Raw materials	$246,557	$24,022
Finished goods	107,272	33,943
Total inventory	$353,829	$57,965

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with Accounting Standard Codification (ASC) 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount to be paid by the customer is fixed or determinable; and (4) the collection of such amount is probable.

The Company records revenue when it is realizable and earned upon shipment of the finished products. We do not accept returns due to the nature of the product. However, we will provide credit to our customers for damaged goods.

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

Concentration

The Company has 2 major customers that together account for 54% (33% and 21%, respectively) of accounts receivable at June 30, 2014, and 4 customers that together account for 54% (16%, 13%, 13% and 12%, respectively) of the total revenues earned for the period ended June 30, 2014.

The Company has 3 vendors that accounted for 62% (23%, 20%, and 19%, respectively) of purchases for the period ended June 30, 2014.

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

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through June 2014 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended June 30, 2014 of $(6,950,110). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	June	March
	30, 2014	31, 2014
Machinery and Equipment	$72,137 $	273,597
Machinery under Capital Lease	378,576
Office Equipment	54,612	53,631
Leasehold Improvements	13,120	3,979
Less: Accumulated Depreciation	(60755)	(44,221)
Fixed Assets, net	$457,690	$286,986

Depreciation expense for the periods ended June 30, 2014 and 2013 was $16,534 and $1,849, respectively.

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

On May 1, 2014 the Company paid a $690,000 deposit on equipment and on June 27, 2014 the Company paid a $21,500 deposit on equipment. As of June 30, 2014, the total amount of deposits for equipment is $711,500. The equipment will be manufactured by and under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

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

The Company assumed full risk of non-payment and unconditionally guaranteed the full and prompt payment of the full face amount of all purchased accounts. The Company also agreed to direct all parties obligated to pay the accounts to send all payments for all accounts directly to Gibraltar. All collections from accounts will be applied to our indebtedness, which is defined as the amount owed by us to Gibraltar from time to time, i.e., all cash advances, plus all charges, plus all other amounts owning from us to Gibraltar pursuant to the agreement, less all collections retained by Gibraltar from either purchased accounts or from us which are applied to indebtedness, unless Gibraltar elects to hold any such collections to establish reserves to secure payment of any purchased accounts.

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

The initial indebtedness is $500,000. The Company may request an increase to the initial indebtedness in $500,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On June 30, 2014 the amount borrowed on this facility was $129,486.

NOTE 6 – DERIVATIVE LIABILITY

On November 7, 2013, we sold to certain institutional investors 10% Series B Convertible Preferred Shares (“Series B Preferred Stock”) which are subject to mandatory redemption and include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

Between April 16 and April 24, 2014, the Company redeemed 247 shares of the 10% Series B Preferred Stock for $247,171 plus accrued interest of $46,456 and $10,212 penalty related to the delayed registration. The effect of this redemption resulted in a reduction of $56,098 derivative liability.

On May 1, 2014, the Company completed the offering and sale of an aggregate of 17,333,329 shares of our common stock and warrants to purchase an aggregate of 8,666,665 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock we sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $0.15 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $0.15. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

Pursuant to the engagement agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company, we issued warrants to purchase an aggregate of 5.5% of the aggregate number of shares of our common stock sold in the offering, or 953,333, to Wainwright and its designees. These warrants have an exercise price of $0.1875 per share and expire on April 16, 2019. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at April 24, 2014 is as follows:

Conversion feature
Stock price	$0 .3275
Term (Years)	Less than 1
Volatility	331%
Exercise prices	$0.43
Dividend yield	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at May 1, 2014 is as follows:

	Issuance Warrants	Placement agent Warrants
Stock price	$0.15	$0.15
Term (Years)	5	5
Volatility	306%	306%
Exercise prices	$0.15	$0.1875
Dividend yield	0%	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at June 30, 2014 is as follows:

Warrants (including placement agent)
Stock price	$0.1282
Term (Years)	4 to 5
Volatility	282%
Exercise prices	$0.55 to 0.15
Dividend yield	0%

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of May 1, 2013.

		Fair Value Measurement at May 1, 2014
	Carrying
	Value at
	May 1, 2014	Level 1	Level 2	Level 3
Liabilities:

Derivative warrant liability	$216,236	$-	$-	$216,236
Derivative placement agent warrant liability	$23,787	$-	$-	$23,787
Total derivative liability	$240,023	$-	$-	$240,023

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of June 30, 2014.

		Fair Value Measurement at June 30, 2014
	Carrying
	Value at
	June 30, 2014	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$80,974	$-	$-	$80,974
Derivative warrants liability on common stock issuance including placement agent warrants	$176,888	$-	$-	$176,888
Total derivative liability	$257,862	$-	$-	$257,862

The Company analyzed the warrants and conversion feature under ASC 815 to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at June 30, 2014 was $257,862 and the conversion feature liability was $0. At March 31, 2014 the fair value of these warrant liabilities was $209,320 and the conversion feature liability was $128,668. Changes in the derivative liability for the period ended June 30, 2014 consist of:

Three Months
Ended
June 30, 2014
Derivative liability at March 31, 2014	$337,998
Redemption of convertible preferred stock	(56,098)
Warrants issued May 1, 2014	216,236
Placement agent warrants May 1, 2014	23,787
Change in derivative liability – mark to market	(264,051)
Derivative liability at June 30, 2014	$257,862

NOTE 7 – PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Redeemable Convertible Preferred Shares

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

Between April 16, 2014 and April 22, 2014, the holders of our Series B Preferred Stock exercised their right to have the Company redeem their shares whereby we redeemed 247.17 shares of Series B Preferred Stock for $303,839, which included accrued interest of $46,456 and a penalty for late registration of $10,212. The remaining portion of the Series B Preferred Stock, or 252.83 shares, was converted into 796,566 of our common shares at a conversion price of $0.3174 per share.

Effective November 7, 2013, the Company issued common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares Series B Preferred Stock, which was completed on November 7, 2013. The warrants issued to the placement agent and its designees are exercisable into an aggregate of 116,279 shares of our common stock with an exercise price of $0.55 per share and have a term of exercise of five years. The Company issued the warrants to six accredited investors and paid certain transactional costs of $78,000. For the period ended June 30, 2014 the Company recorded $123,123 of amortization of the debt discount and deferred financing cost.

The Series B Preferred Stock included down-round provisions that reduce the exercise price of a warrant and convertible instrument as required by ASC 815 “Derivatives and Hedging”. The aggregate of the derivative liability at issuance was $955,927, which was recorded as amortization of debt discount at issuance. The Company recorded a debt discount cost of $500,000 and will amortize this cost over the mandatory redemption period.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

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

Grant of Series A Preferred Stock

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. The company valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the period ended June 30, 2014.

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

Sales of Registered Shares of Common Stock

On May 1, 2014, the Company completed the offering and sale of an aggregate of 17,333,329 shares of our common stock and warrants to purchase an aggregate of 8,666,665 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock the Company sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $0.15 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $0.15. These securities were sold pursuant to the securities purchase agreement dated April 28, 2014 and have been registered under the Securities Act of 1933 pursuant to our registration statement on Form S-1, as amended (No. 333-192599), which was declared effective by the Securities and Exchange Commission on April 16, 2014.

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

Sale of Restricted Shares of Common Stock

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

Common Stock Issued for Services

On May 15, 2014, the Company issued 100,000 restricted common shares to consultant for services rendered and were valued at the market value on that date of $0.150 per share.

On June 2, 2014, the Company issued 100,000 restricted common shares to consultant for services rendered and were valued at the market value on that date of $0.130 per share.

On June 6, 2014, the Company issued 1,000,000 restricted common shares to consultant for services rendered and were valued at the market value on that date of $0.134 per share.

On June 11, 2014, the Company issued 250,000 restricted common shares to consultant for services rendered and were valued at the market value on that date of $0.121 per share.

NOTE 9 – OPTIONS AND WARRANTS

Stock Option Awards

On May 12, 2014, the Company granted a total of 820,000 stock options to employees and consultants. The stock options are exercisable at the exercise price of $0.15 per share for a period of ten years from the date of grant. 502,500 stock options vested upon the date of grant, 116,250 stock options vest on June 30, 2014, 116,250 stock options vest on September 30, 2014 and 85,000 stock options vest on December 31, 2014.

On May 16, 2014, the Company granted a total of 250,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.143 per share for a period of ten years from the date of grant. 62,500 stock options vested upon the date of grant, 62,500 stock options vest on June 30, 2014, 62,500 stock options vest on September 30, 2014 and 62,500 stock options vest on December 31, 2014.

On May 21, 2014, the Company granted a total of 6,000,000 stock options Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.1455 per share for a period of ten years from the date of grant. 3,000,000 stock options vested upon the date of grant and the 3,000,000 stock options will vest on November 21, 2014.

On May 12, 2014, the Company granted a total of 1,200,000 stock options Steven A. Nickolas and Richard A. Wright (600,000 stock options to each). The stock options are exercisable at the exercise price of $0.165 per share for a period of ten years from the date of grant. 1,200,000 stock options vested upon the date of grant.

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

For the period ended June 30, 2014 and June 30, 2013 the Company has recognized compensation expense of $1,206,877 and $0, respectively, on the stock options granted that vested. The fair value of the unvested shares is $992,348 as of June 30, 2014 with the total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1 year. The aggregate intrinsic value of these options was $0 at June 30, 2014.

Stock option activity summary covering options is presented in the table below:

				Weighted-
			Weighted-	Average
			Average	Remaining
	Number of		Exercise	Contractual
	Shares		Price	Term (years)
Outstanding at March 31, 2014	6,000,000		$0.61	9.3
Granted	8,270,000		$0.15	9.9
Exercised	-	$	-.	-
Expired/Forfeited	-		$-	-
Outstanding at June 30, 2014	14,270,000		$0.34	9.8
Exercisable at June 30, 2014	9,193,750		$0.34	9.8

Warrants

The following is a summary of the status of all of our warrants as of June 30, 2014 and changes during the twelve months ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2014	8,310,415	$0.53
Granted	9,619,998	0.15
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at June 30, 2014	17,930,413	0.52
Warrants exercisable at June 30, 2014	17,378,072	$0.52

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2014:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-
		Average
	Number of	Remaining
	Warrants	Contractual
Exercise Price	Outstanding	Life in Years
$ 0.1500	8,666,665	4.8
$ 0.1875	953,333	4.8
$ 0.4300	1,162,791	1.1
$ 0.5000	3,137,175	1.1
$ 0.5500	2,441,861	3.27
$ 0.6000	1,568,588	0.40

NOTE 10 – RELATED PARTY TRANSACTIONS

On May 21, 2014, the Company granted a total of 6,000,000 stock options Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.1455 per share for a period of ten years from the date of grant. 3,000,000 stock options vested upon the date of grant and the 3,000,000 stock options will vest on November 21, 2014.

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. We valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the period ended June 30, 2014.

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

As of March 31, 2014 the Company had $0 in equipment deposits with an entity that is controlled and owned by an officer, director and shareholder of the Company. During the period ended March 31, 2014, the Company provided $201,900 of deposits on equipment used to produce our alkaline water to an entity that is controlled and owned by an officer, director and shareholder of the Company. During the month of March 2014, these funds were returned to the Company.

During the period ended June 30, 2013, the Company had a total of $39,846, in general and administrative expenses with related parties. Of that total for period ended June 30, 201, $20,000 was consulting fees to an officer, director and shareholder of the Company, $8,346 was rent and repairs to an entity that is controlled and owned by an officer, director and shareholder of the Company and $11,500 was professional fees to an entity that is controlled and owned by an officer, director and shareholder.

On January 17, 2014, amended on February 12, 2014 the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water totaling $190,756 and agreed to a 60 month term at $3,864 per month.

On April 2, 2014 the Company entered into a sale-leaseback transaction with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment with an original cost of $208,773 acquired in August 2013. The Company received proceeds of $188,000 in April 2014.

The lease terms are 60 monthly payments of $3,812, payable 30 days after installation of the equipment and a purchase option of $1.00. The Company recorded a loss on sales leaseback of $20,773.

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, we paid $690,000 on May 1 2014 and $21,500 on June 27, 2014 for specialized equipment used in the production of our alkaline water. Water Engineering Solutions LLC is an entity that is controlled and owned by an officer, director and shareholder.

NOTE 11 - SALES LEASEBACK

On April 2, 2014 the Company entered into a sale-leaseback transaction with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment with an original cost of $208,773 acquired in August 2013. Under the terms of the sale leaseback agreement, the Company received proceeds of $188,000 in April 2014 and recorded a loss on sales leaseback of $20,773.

NOTE 12 – CAPITAL LEASE

On January 17, 2014 the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water with a stated value of $190,756 and agreed to a 60 month term at $3,864 per month and a purchase option of $1 which commenced on May 1, 2014.

On April 2, 2014, we entered into a capital lease agreement with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water with a stated value of $188,000, terms of 60 monthly payments of $3,812, payable 30 days after installation of the equipment and a purchase option of $1.00 which commenced on July 1, 2014.

NOTE 13 – SUBSEQUENT EVENTS

On July 3, 2014, the Company entered into an agreement with a third-party to provide consulting services. The compensation in the agreement was $25,000 in cash upon execution of the agreement and the issuance of 350,000 of the Company’s common shares as follows: 175,000 common shares upon execution of the agreement, 70,000 common shares on or before July 15, 2014, 70,000 common shares on or before August 15, 2014 and 35,000 common shares on or before September 15, 2014.

On August 1, 2014, the Company issued 1,000,000 common shares to consultant for services rendered that were valued at the market value on that date of $0.175 per share.

On August 7, 2014, the Company entered into an agreement with a third-party to provide consulting services. The compensation in the agreement was for 2,000,000 of the Company’s common shares to be issued as follows: 500,000 common shares on the date of the execution of the agreement, 500,000 common shares on the date that is 45 days from the execution date, 500,000 common shares on the date that is 90 days from the execution date, and 500,000 common shares on the date that is 135 days from the execution date.

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

Results of Operations

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Revenue	$572,049	$32,522
Cost of goods sold	406,125	18,057
Gross profit	165,924	14,465
Net loss (after operating
expenses and other expenses)	$(2,437,209)	$(182,487)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2014 of $572,049, as compared to $32,522 for the three month period ended June 30, 2013. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. Cost of goods sold is comprised of production costs, shipping and handling costs.

Expenses

Our operating expenses for the three months ended June 30, 2014 and 2013 are as follows:

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Sales and marketing expenses	$226,780	$84,193
General and administrative expenses	2,138,753	67,509
General and administrative expenses – related party	-	39,846
Depreciation expenses	16,534	1,849
Total operating expenses	$2,382,067	$193,397

During the three months ended June 30, 2014 and June 30, 2013, we had a total of $2,138,753 and $67,509, respectively, in general and administrative expenses. The primary factor in the increase which is included in general and administrative expense was the fair value of shares and options of $1,399,127 and $0 for the three months ended June 30, 2014 and 2013, respectively. Administrative expense with related parties was $0 and $39,846 for the three month periods ended June 30, 2014 and 2013, respectively. For these respective periods, administrative expenses with related parties consisted of $0 and $20,000 for consulting fees to an officer, director and shareholder of the Company, $0 and $8,346 for rent, including repairs, to an entity that is controlled and owned by an officer, director and shareholder of the Company and $0 and $11,500 for professional fees to an entity that is controlled and owned by an officer, director and shareholder.

Liquidity and Capital Resources

Working Capital

Our working capital as of June 30, 2013 and March 31, 2013 was as follows:

	June	March,
	30, 2014	31, 2014
Current assets	$1,138,947	$281,322
Current liabilities	1,014,454	836,323
Working capital	$124,493	$(555,001)

Current Assets

Current assets as of June 30, 2014 and March 31, 2014 primarily relate to $620,031 and $2,665 in cash, $160,393 and $166,404 in accounts receivable and $353,829 and $57,965 in inventory, respectively.

Current Liabilities

Current liabilities as at June 30, 2014 primarily relate $490,991 in accounts payable and $257,862 in derivative liability. Current liabilities at March 31, 2014 primarily relate to $320,154 in accounts payable and $337,988 in derivative liability.

Cash Flow

Our cash flows for the three months ended June 30, 2014 and 2013 are as follows:

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Net cash used in operating activities	$(1,018,235)	$(188,888)
Net cash used in investing activities	(520,162)	(91,019)
Net cash provided by financing activities	2,155,763	600,000
Net increase in cash and cash equivalents	$617,366	$320,093

Operating activities

Net cash used in operating activities was $1,018,235 for the three months ended June 30, 2014, as compared to $188,888 used in operating activities for the three months ended June 30, 2013. The increase in net cash used in operating activities was primarily due to net loss from operations and increase in inventory.

Investing activities

Net cash used in investing activities was $520,162 for the three months ended June 30, 2014, as compared to $91,019 used in investing activities for the three months ended June 30, 2013. The increase in net cash used by investing activities was primarily from the equipment deposits to related parties.

Financing activities

Net cash provided by financing activities for the three months ended June 30, 2014 was $2,155,763, as compared to $600,000 for the three months ended June 30, 2013. The increase of net cash provided by financing activities was mainly attributable to capital provided through sales of our common stock.

Cash Requirements

We believe that our cash flows from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 month will be $2,000,000 to $5,000,000, depending on how we can continue to expand the distribution of our products across the country. We will require additional cash resources to purchase equipment, increase the production of our products, implement our strategy to expand our sales and marketing initiatives and increase brand awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risk factors appears in our Annual Report on Form 10-K filed on June 30, 2014. There have been no material changes since June 30, 2014 from the risk factors disclosed in that Form 8-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For partial consideration for the services to be provided under a consulting agreement dated effective as of June 4, 2014, we issued 245,000 shares of our common stock to a third-party consultant on July 31, 2014. In addition, we agreed to issue to the consultant 70,000 shares of our common stock on or before August 15, 2014 and 35,000 shares of our common stock on or before September 15, 2014. We issued and intend to issue these shares to an accredited investor. The issuance of these shares was and will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In consideration for the consulting services to be rendered to our company under a consulting agreement dated effective as of August 7, 2014, we agreed to issue a third-party consultant an aggregate of 2,000,000 shares of our common stock to be issued as follows: 500,000 shares on the date of the execution of the agreement, 500,000 shares on the date that is 45 days from the execution date, 500,000 shares on the date that is 90 days from the execution date, and 500,000 shares on the date that is 135 days from the execution date. We issued and intend to issue these shares to an accredited investor. The issuance of these shares was and will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 12, 2014, we entered into an amendment #1 to the equipment lease agreement dated January 17, 2014 with Water Engineering Solutions, LLC, an entity that is controlled and owned by our President, Chief Executive Officer and director, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. The amendment provides that the term of the lease will commence upon the actual installation and commercial operation of the equipment and continue for 60 months. The amendment also provides that the equipment will be leased for $190,576.00 at a rate of 8% per annum with the residual amount of $1.00. And for the term of the agreement, we agreed to deliver to Water Engineering Solutions, LLC lease payments in the amount of $3,864.19 per month, commencing 30 days after the equipment is commercially operating but no later than July 1, 2014. In addition, the amendment provides that the title will pass to us upon completion of the term and payment of $1.00 residual amount.

On April 2, 2014, we entered into an equipment sale/lease back agreement with Water Engineering Solutions, LLC for alkaline generating electrolysis machinery and equipment with an original cost of $208,773.23 acquired in August 2013. Under the terms of the agreement, Water Engineering Solutions, LLC bought back the equipment for $188,000 in April 2014 and the equipment was leased back to us for $188,000 at a rate of 8% per annum for a term of 60 months with the residual amount of $1.00. For the term of the agreement, we agreed to deliver to Water Engineering Solutions, LLC lease payments in the amount of $3,811.96 per month, commencing on May 2, 2014. In addition, the agreement provides that the title will pass to us upon completion of the term and payment of $1.00 residual amount.

Item 6. Exhibits.

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

10.18	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.19	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.20	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.21	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.22	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.23	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.24*	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement
10.25*	Equipment Sale/Lease Back Agreement dated April 2, 2014
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: August 13, 2014	By: /s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2014	By: /s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)