Form 10-Q
period 2014-09-30
ALKALINE WATER Co INC
filed 2014-11-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

118,170,825 shares of common stock issued and outstanding as of November 14, 2014.

THE ALKALINE WATER COMPANY INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY INC.

FORMERLY GLOBAL LINES INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$400,483	$2,665
Accounts receivable	452,675	166,404
Inventory	443,206	57,965
Prepaid Expenses and other current assets	9,804	-
Deferred financing cost	8,500	54,288

Total current assets	1,314,668	281,322

Fixed assets, net	716,394	286,986
Equipment deposits - related party	668,772	-

Total assets	$2,699,834	$568,308

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$609,510	$320,154
Accounts payable - related party	-	18,403
Accrued expenses	50,922	56,601
Accrued interest	2,400	19,829
Revolving financing	312,991	83,348
Current portion of capital leases	64,578	-
Derivative liability	165,949	337,988

Total current liabilities	1,206,350	836,323

Long-term liabilities
Capitalize leases- related party	293,129	-
Total Long-term liabilities	293,129	-

Total liabilities	1,499,479	836,323

Redeemable convertible Preferred stock	-	83,820

Stockholders' deficit:
Preferred stock - $0.001 par value, 100,000,000 shares authorized. Series A issued 20,000,000	20,000	20,000
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 114,931,026 and 81,602,175 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	114,931	81,602
Additional paid in capital	10,292,594	4,059,464
Common stock issuable	-	-
Deficit accumulated during development stage	(9,227,170)	(4,512,901)

Total stockholders' deficit	$1,200,355	$(351,835)

Total liabilities and stockholders' deficit	$2,699,834	$568,308

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.

FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months	For the period ended	For the period ended
	ended	ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$1,022,823	$129,745	$1,594,872	$162,267

Cost of goods sold	648,818	72,900	1,054,943	90,957

Gross profit	374,005	56,845	539,929	71,310

Operating expenses:
Sales and marketing expenses	415,973	104,229	642,753	188,422
General and administrative	2,284,084	408,723	4,422,837	476,232
General and administrative - related party	-	22,246	-	62,092
Depreciation expense	41,534	7,489	58,068	9,338

Total operating expenses	2,741,591	542,687	5,123,658	736,084

Other Income (expenses):
Interest expense	(9,803)	-	(12,326)	(3,555)
Interest expense on redeemable preferred stock	-	-	(40,383)	-
Fees paid on credit line	(11,485)	-	(18,542)	-
Amortization of debt discount	-	-	(414,370)	-
Other expenses	6	-	(5)	-
Loss on sales leaseback	20,773	-	-
Change in derivative liability	91,035	-	355,086	-

Total other expense	90,526	-	(130,540)	(3,555)

Net loss	$(2,277,060)	$(485,842)	$(4,714,269)	$(668,329)

Weighted average number of common shares outstanding - basic	107,731,694	77,500,000	100,877,507	78,758,117

Net loss per share - basic	$(0)	$(0.01)	$(0.05)	$(0.01)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.

FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months	For the six months
	ended	ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,714,269)	$(668,329)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation expense	58,068	9,338
Interest expense converted to common stock	-	3,555
Shares issued for services	3,014,306	137,500
Amortization of debt discount	414,370	-
Change in derivative liabilities	(355,086)	-
Changes in operating assets and liabilities:
Accounts receivable	(286,271)	(33,525)
Inventory	(385,241)	(96,214)
Prepaid expenses and other current assets	(18,304)	(46,333)
Accounts payable	291,176	65,852
Accounts payable - related party	(18,403)	-
Accrued expenses	(5,679)	12,762
Accrued interest	(17,429)	-

Net cash used in operating activities	(2,022,762)	(615,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(317,673)	(263,223)
Proceeds from sale lease back	208,773	-
Equipment Deposits - related party	(668,772)	(90,000)

Net cash used in investing activities	(777,672)	(353,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	75,000
Proceeds from revolving financing	229,643	-
Proceeds from sale of common stock, net	2,361,999	525,000
Proceeds from the exercise of warrants, net	874,650	-
Proceeds from shares to be issued	-	500,000
Repayment of capital lease	(20,870)	-
Repayment of redeemable preferred shares	(247,170)	-

Net cash provided by financing activities	3,198,252	1,100,000

NET CHANGE IN CASH	397,818	131,383

CASH AT BEGINNING OF PERIOD	2,665	64,607

CASH AT END OF PERIOD	$400,483	$195,990

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$-	$229,870
Preferred stock conversion to common stock	252,830	-
Deferred discount on conversion of preferred stock	56,098	-
Fair value of derivate liability at isuance of Warrants	389,710	-
Fair value of derivative liability at exercise	150,566	-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of the Company for the period of inception (June 19, 2012) to March 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K dated June 30, 2014. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim period are not indicative of annual results.

Principles of consolidation

For the period from June 19, 2012 to September 30, 2014, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to September 30, 2013 the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. We had $400,483 and $195,990 in cash and cash equivalents at September 30, 2014 and 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value. Accounts receivable consisted of the following as of September 30, 2014 and March 31, 2014:

	September 30	March 31
	2014	2014
Trade receivables	$461,643	$176,404
Less: Allowance for doubtful accounts	(8,968)	(10,000)
Net accounts receivable	$452,675	$166,404

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents packaging items, empty bottles, finished goods and other items valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. As of September 30, 2014 and March 31 2014, inventory consisted of the following:

	September 30	March 31
	2014	2014
Raw materials	$398,258	$24,022
Finished goods	44,948	33,943
Total inventory	$443,206	$57,965

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

Concentration

The Company has 4 major customers that together account for 58% (17%, 16%, 13% and 12%, respectively) of accounts receivable at September 30, 2014, and 3 customers that together account for 39% (15%, 13% and 11%, respectively) of the total revenues earned for the six month period ended September 30, 2014.

The Company has 3 vendors that accounted for 55% (19%, 19%, and 17%, respectively) of purchases for the six month period ended September 30, 2014.

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

Recent pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage. The Company early adopt ASU No. 2014-10 during the second quarter of the year ended March 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended September 30, 2014, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended September 30, 2014 of $(9,227,170). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	September	March
	30, 2014	31, 2014
Machinery and Equipment	$372,375	$273,597
Machinery under Capital Lease	378,576
Office Equipment	54,612	53,631
Leasehold Improvements	13,120	3,979
Less: Accumulated Depreciation	(102,289)	(44,221)
Fixed Assets, net	$716,394	$286,986

Depreciation expense for the periods ended September 30, 2014 and 2013 was $58,068 and $9,338, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

The Company paid deposits on equipment to Water Engineering Solutions, LLC, a related party, as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000 August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000 and August 22, 2014 $100,000. The Company received equipment valued at $274,769 and reduced the deposit on equipment. As of September 30, 2014, the total amount of deposits for equipment is $668,772. The equipment is being manufactured by and under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

NOTE 5 – REVOLVING FINANCING

On February 20, 2014, The Alkaline Water Company Inc., and subsidiaries, Alkaline 88, LLC and Alkaline Water Corp., entered into a revolving accounts receivable funding agreement with Gibraltar Business Capital, LLC (“Gibraltar”). Under the agreement, from time to time, the Company agreed to tender to Gibraltar all of our accounts (which is defined as our rights to payment whether or not earned by performance, (i) for property that has been or is to be sold, leased, licensed, assigned or otherwise disposed of, or (ii) for services rendered or to be rendered, or (iii) as otherwise defined in the Uniform Commercial Code of the State of Illinois. Gibraltar will have the right, but will not be obligated, to purchase such accounts tendered in its sole discretion. If Gibraltar purchases such accounts, Gibraltar will make cash advances to us as the purchase price for the purchased accounts.

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

The initial indebtedness is $500,000. The Company may request an increase to the initial indebtedness in $500,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On September 30, 2014 the amount borrowed on this facility was $312,991.

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

On May 1, 2014, the Company completed the offering and sale of an aggregate of 17,333,329 shares of our common stock and warrants to purchase an aggregate of 8,666,665 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $0.15 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $0.15. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding were not indexed to the Company’s own stock and therefore a derivative instrument.

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants to $0.10 per share in consideration for the immediate exercise of the Existing Warrants by the Holders and the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that the exercise price of the New Warrants will be $0.125 per share, subject to adjustment in the New Warrants. Each New Warrant has a term of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $0.125. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument. The derivative liability was increased by $167,384 as a result of the issued warrants.

On August 21, 2014, pursuant to the Warrant Amendment Agreement, the Company issued an aggregate of 9,829,455 shares of the Company’s common stock upon exercise of the Existing Warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $982,945.50. An aggregate of 8,666,664 shares of our common stock issued upon exercise of the Existing Warrants. The derivative liability was reduced by $168,273 as a result of the warrants exercised.

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

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at August 20, 2014 is as follows:

New Warrants
Stock price	$0.12
Term (Years)	5
Volatility	247%
Exercise prices	$0.125
Dividend yield	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at August 21, 2014 is as follows:

Existing Warrants
Stock price	$0.17
Term (Years)	5
Volatility	247%
Exercise prices	$0.10
Dividend yield	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at September 30, 2014 is as follows:

Warrants (including placement agent)
Stock price	$0.1081
Term (Years)	4 to 5
Volatility	223%
Exercise prices	$0.55 to 0.125
Dividend yield	0%

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

The following table sets forth the fair value hierarchy added to our financial liabilities by level that were accounted for at fair value on a recurring basis as of August 21, 2013.

		Fair Value Measurement at August 21, 2014
	Carrying
	Value at
	August 21, 2014	Level 1	Level 2	Level 3
Liabilities:

Derivative warrant liability	$149,687 $	-	$-	$149,687

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of September 30, 2014.

		Fair Value Measurement at September 30, 2014
	Carrying
	Value at
	September 30, 2014	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$29,928	$-	$-	$29,928
Derivative warrants liability on common stock issuance including placement agent warrants	$136,020	$-	$-	$136,020
Total derivative liability	$165,948	$-	$-	$165,948

The Company analyzed the warrants and conversion feature under ASC 815 to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at September 30, 2014 was $165,948 and the conversion feature liability was $0. At March 31, 2014 the fair value of these warrant liabilities was $209,320 and the conversion feature liability was $128,668. Changes in the derivative liability for the period ended September 30, 2014 consist of:

Three Months
Ended
September 30, 2014
Derivative liability at March 31, 2014	$337,998
Redemption of convertible preferred stock	(56,098)
Warrants issued May 1, 2014	216,236
Placement agent warrants May 1, 2014	23,787
Exercise of Warrants August 21, 2014	(168,273)
Issuance of warrants August 21, 2014	167,384
Change in derivative liability – mark to market	(355,086)
Derivative liability at September 30, 2014	$165,948

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

Effective November 7, 2013, the Company issued common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares Series B Preferred Stock, which was completed on November 7, 2013. The warrants issued to the placement agent and its designees are exercisable into an aggregate of 116,279 shares of our common stock with an exercise price of $0.55 per share and have a term of exercise of five years. The Company issued the warrants to six accredited investors and paid certain transactional costs of $78,000. For the period ended September 30, 2014 the Company recorded $54,288 of amortization of the debt discount and deferred financing cost.

The Series B Preferred Stock included down-round provisions that reduce the exercise price of a warrant and convertible instrument as required by ASC 815 “Derivatives and Hedging”. The aggregate of the derivative liability at issuance was $955,927, which was recorded as amortization of debt discount at issuance and amortized $360,082 cost over the redemption period.

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

Grant of Series A Preferred Stock

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. The company valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the period ended September 30, 2014.

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

On September 2, 2014, the Company issued 50,000 common shares to consultant for services rendered that were valued at the market value on that date of $0.135 per share.

On September 30, 2014, the Company issued 300,000 common shares to consultant for services rendered that were valued at the market value on that date of $0.108 per share.

Exercise of Options

On September 30, 2014 an option holder exercised their 182,000 options with an exercise price of $0.01 per option share partial settlement of their accounts payable.

Exercise of Warrants

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants, whereby the Company agreed to reduce the exercise price of the Existing Warrants to $0.10 per share in consideration for the immediate exercise of the Existing Warrants by the Holders and the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that the exercise price of the New Warrants will be $0.125 per share, subject to adjustment in the New Warrants.

On August 21, 2014, pursuant to the Warrant Amendment Agreement, the Company issued an aggregate of 9,829,455 shares of the Company’s common stock upon exercise of the Existing Warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $982,945. Simultaneously the Company issued 9,829,455 new warrants with a term of 5 years and exercise price of $0.125 per warrant share. Pursuant to the agreement with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company paid Wainwright a cash placement fee equal to 10% of the aggregate gross proceeds from the offering, or $98,295, and a non-accountable expense allowance of $10,000. The Company record this issuance, net of the fees paid as Additional-Paid-In-Capital.

NOTE 9 – OPTIONS AND WARRANTS

Stock Option Awards

On May 12, 2014, the Company granted a total of 820,000 stock options to employees and consultants. The stock options are exercisable at the exercise price of $0.15 per share for a period of ten years from the date of grant. 502,500 stock options vested upon the date of grant, 116,250 stock options vest on September 30, 2014, 116,250 stock options vest on September 30, 2014 and 85,000 stock options vest on December 31, 2014.

On May 16, 2014, the Company granted a total of 250,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.143 per share for a period of ten years from the date of grant. 62,500 stock options vested upon the date of grant, 62,500 stock options vest on September 30, 2014, 62,500 stock options vest on September 30, 2014 and 62,500 stock options vest on December 31, 2014.

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

For the period ended September 30, 2014 and September 30, 2013 the Company has recognized compensation expense of $2,198,838 and $0, respectively, on the stock options granted that vested. The fair value of the unvested shares is $19,751 as of September 30, 2014 with the total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 1 year. The aggregate intrinsic value of these options was $0 at September 30, 2014.

Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2014	6,000,000	$0.61	9.3
Granted	8,452,000	$0.15	9.6
Exercised	(182,000)	$0.01.	10.0
Expired/Forfeited	-	$-	-
Outstanding at September 30, 2014	14,270,000	$0.34	9.6
Exercisable at September 30, 2014	10,122,500	$0.34	9.6

Warrants

The following is a summary of the status of all of our warrants as of September 30, 2014 and changes during the six months ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2014	8,310,415	$0.53
Granted	19,449,453	0.14
Exercised	(9,829,456)	0.10
Cancelled	-	0.00
Outstanding at September 30, 2014	17,930,412	0.26
Warrants exercisable at September 30, 2014	16,767,621	$0.26

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2014:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-
		Average
	Number of	Remaining
	Warrants	Contractual
Exercise Price	Outstanding	Life in Years
$ 0.12500	9,829,455	4.9
$ 0.1875	953,333	4.6
$ 02500	2,325,582	0.1
$ 0.5000	3,137,175	0.8
$ 0.5500	116,279	0.8
$ 0.6000	1,568,588	2.7

Company’s outstanding common stock purchase warrants, whereby the Company agreed to reduce the exercise price of the Existing Warrants to $0.10 per share in consideration for the immediate exercise of the Existing Warrants by the Holders and the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that the exercise price of the New Warrants will be $0.125 per share, subject to adjustment in the New Warrants.

On August 21, 2014, pursuant to the Warrant Amendment Agreement, the Company issued an aggregate of 9,829,455 shares of the Company’s common stock upon exercise of the Existing Warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $982,945. Simultaneously the Company issued 9,829,455 new warrants with a term of 5 years and exercise price of $0.125 per warrant share. The Company record this issuance as Additional-Paid-In-Capital.

NOTE 10 – RELATED PARTY TRANSACTIONS

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. We valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the period ended September 30, 2014.

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

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000 August 7,2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000 and August 22, 2014 $100,000. The Company received equipment valued at $278,769 and reduce the deposit on equipment. Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

NOTE 11 - SALES LEASEBACK

On April 2, 2014 the Company entered into a sale-leaseback transaction with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment with an original cost of $208,773 acquired in August 2013. Under the terms of the sale leaseback agreement, the Company received proceeds of $188,000 in April 2014 and reduced installation cost in the period July 1, 2014 through September 30, 2014 of $20,773.

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

NOTE 13 – SUBSEQUENT EVENTS

On October 7, 2014, the Company entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with a holder of certain existing outstanding common stock purchase warrants (the “Existing Warrants”), whereby the Company agreed to reduce the exercise price of the Existing Warrants to $0.10 per share in consideration for the immediate exercise of the Existing Warrants by the Holder and the Holder is to be issued new common stock purchase warrants of the company (the “New Warrants”) in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holder, provided that the exercise price of the New Warrants will be $0.125 per share, subject to adjustment in the New Warrants.

On October 7, 2014, pursuant to the Warrant Amendment Agreement, the Company issued an aggregate of 4,699,800 shares of our common stock upon exercise of the Existing Warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $469,980. In addition, the Company issued New Warrants to purchase an aggregate of 4,699,800 shares of our common stock at an exercise price of $0.125 per share for a period of two years from the date of issuance.

Effective as of October 28, 2014, we entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, we paid the Lessor a one-time non-refundable commitment fee of $12,000. Effective as of October 28, 2014, we also entered into a warrant agreement with the Lessor, pursuant to which we agreed to issue a warrant to purchase 3,600,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.125 per share for a period of five years. 900,000 shares vested on October 28, 2014 and the remaining 270,000 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draws on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. We issued the warrant to an accredited investor. The issuance the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

On October 31, 2014, the Company amended it’s 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of the company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares.

On October 31, 2014, the Company reduced the exercise price of an aggregate of 6,000,000 stock options granted Steven P. Nickolas and Richard A. Wright, our directors and executive officers, to $0.15 per share as noted below:

Name of Optionee	Grant Date	Old Exercise Price per Share	New Exercise Price per Share	Expiration Date	Number of Stock Options
Steven P. Nickolas	October 9, 2013	$0.605	$0.15	October 9, 2023	3,000,000
Richard A. Wright	October 9, 2013	$0.605	$0.15	October 9, 2023	3,000,000

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

•	our current lack of working capital;
•	inability to raise additional financing;
•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

Throughout this Quarterly Report references to “we”, “our”, “us”, “Alkaline”, “the Company”, and similar terms refer to The Alkaline Water Company Inc.

Results of Operations

Our results of operations for the three months ended September 30, 2014 and September 30, 2013 and the six months ended September 30, 2014 and September 30, 2013 are as follows:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue	$1,022,823	$129,745	$1,594,872	$162,267
Cost of goods sold	648,848	72,900	1,054,943	90,957
Gross profit	374,005	56,845	539,929	71,310
Net loss (after operating
expenses and other expenses)	$(2,277,060)	$(485,842)	$(4,714,269)	$(668,329)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2014 of $1,022,823, as compared to $129,745 for the three month period ended September 30, 2013. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. Cost of goods sold is comprised of production costs, shipping and handling costs.

We had revenue from sales of our product for the six months ended September 30, 2014 of $1,594,872, as compared to $162,267 for the six month period ended September 30, 2013, generated by sales of our beverage products. Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2014, we had cost of goods sold of $1,054,943 as compared to $90,957 in cost of goods sold for the comparable period.

Expenses

Our operating expenses for the three months ended September 30, 2014, the three months ended September 30, 2013, the six month period ended September 30, 2014 and the six month period ended September 30, 2013 are as follows:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Sales and marketing expenses	$415,973	$104,229	$642,733	$188,422
General and administrative expenses	2,284,084	408,723	4,422,837	476,232
General and administrative expenses – related party	-	22,246	-	62,092
Depreciation expenses	41,534	7,489	58,068	9,338
Total operating expenses	$2,741,591	$542,687	$5,123,658	$736,084

During the three months ended September 30, 2014 and September 30, 2013, we had a total of $2,284,084 and $408,723 respectively, in general and administrative expenses. The primary factor in the increase which is included in general and administrative expense was the fair value of shares and options of $991,961 and $0 for the three months ended September 30, 2014 and 2013, respectively. Administrative expense with related parties was $0 and $22,246 for the three month periods ended September 30, 2014 and 2013, respectively.

During the six months ended September 30, 2014 and September 30, 2013, we had a total of $4,422,837 and $476,232 respectively, in general and administrative expenses. The primary factor in the increase which is included in general and administrative expense was the fair value of shares and options of $2,198,838 and $0 for the three months ended September 30, 2014 and 2013, respectively. Administrative expense with related parties was $0 and $62,092 for the three month periods ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Working Capital

Our working capital as of September 30, 2014 and March 31, 2014 was as follows:

	September 30, 2014	March 31, 2014
Current assets	$1,314,668	$281,322
Current liabilities	1,206,350	836,323
Working capital	$108,318	$(555,001)

Current Assets

Current assets as of September 30, 2014 primarily relate to $400,483 in cash, $452,675 in accounts receivable and $443,206 in inventory. Current assets as of March 31, 2014 primarily relate to $2,665 in cash, $166,404 in accounts receivable and $57,965 in inventory.

Current Liabilities

Current liabilities as at September 30, 2014 primarily relate $609,510 in accounts payable and $165,949 in derivative liability. Current liabilities at March 31, 2014 primarily relate to $320,154 in accounts payable and $337,988 in derivative liability.

Cash Flow

Our cash flows for the three months ended September 30, 2014 and 2013 are as follows:

	Six months ended	Six months ended
	September 30, 2014	September 30, 2013
Net cash used in operating activities	$(2,022,762)	$(615,394)
Net cash used in investing activities	(777,672)	(353,223)
Net cash provided by financing activities	3,198,252	1,100,000
Net increase in cash and cash equivalents	$397,818	$131,383

Operating activities

Net cash used in operating activities was $2,022,762 for the six months ended September 30, 2014, as compared to $615,394 used in operating activities for the six months ended September 30, 2013. The increase in net cash used in operating activities was primarily due to net loss from operations and increase in inventory.

Investing activities

Net cash used in investing activities was $777,672 for the six months ended September 30, 2014, as compared to $353,223 used in investing activities for the six months ended September 30, 2013. The increase in net cash used by investing activities was primarily from the equipment deposits to related parties.

Financing activities

Net cash provided by financing activities for the six months ended September 30, 2014 was $3,198,252, as compared to $1,100,000 for the six months ended September 30, 2013. The increase of net cash provided by financing activities was mainly attributable to capital provided through sales of our common stock.

August 2014 Warrant Exercise

On August 12, 2014, we entered into an agreement with Wainwright whereby Wainwright agreed to act as our exclusive agent to facilitate the exercise of the outstanding warrants on a reasonable best efforts basis. We agreed to pay Wainwright a transaction fee equal to 10% of the aggregate gross proceeds received by us in connection with the exercise of the warrants. In addition, we agreed to reimburse Wainwright $10,000 for its legal fees and expenses, provided that no reimbursement will be payable by us to Wainwright if the exercise of the warrants results in gross proceeds to us of less than $500,000.

On August 20, 2014, we entered into a warrant amendment agreement with certain holders of our outstanding common stock purchase warrants, whereby we agreed to reduce the exercise price of the existing warrants to $0.10 per share in consideration for the immediate exercise of the existing warrants by the holders and the holders were to be issued new common stock purchase warrants of our company in the form of the existing warrants to purchase up to a number of shares of our common stock equal to the number of existing warrants exercised by the holders, provided that the exercise price of the new warrants will be $0.125 per share, subject to adjustment in the new warrants.

On August 21, 2014, pursuant to the warrant amendment agreement, we issued an aggregate of 9,829,455 shares of our common stock upon exercise of the existing warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $982,945.50. In addition, we issued new warrants to purchase an aggregate of 9,829,455 shares of our common stock at an exercise price of $0.125 per share for a period of five years from the date of issuance.

October 2014 Warrant Exercise

On October 7, 2014, we entered into a warrant amendment agreement with Neil William Rogers, whereby we agreed to reduce the exercise price of the 4,699,800 share purchase warrants held by him to $0.10 per share in consideration for the immediate exercise of the existing warrants by Mr. Rogers and Mr. Rogers was to be issued new common stock purchase warrants of our company in the form of the existing warrants to purchase up to a number of shares of our common stock equal to the number of existing warrants exercised by Mr. Rogers, provided that the exercise price of the new warrants will be $0.125 per share, subject to adjustment in the new warrants.

On October 7, 2014, pursuant to the warrant amendment agreement, we issued an aggregate of 4,699,800 shares of our common stock upon exercise of the existing warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $469,980. In addition, we issued new warrants to purchase an aggregate of 4,699,800 shares of our common stock at an exercise price of $0.125 per share for a period of two years from the date of issuance.

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

On February 20, 2014, Gibraltar made the first cash advance in the amount of $32,645.48. On September 30, 2014, the amount borrowed on this facility was $129,486.

Lease Line of Credit Financing

Effective as of October 28, 2014, we entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright.

Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In addition, because the Lessor from time to time may be required to fund various deposits and/or partial funding for the equipment that will be placed under the lease line of credit, we are expected to pay a daily rental equal to 1/30th of the monthly lease rental payment pro-rated to the amount funded by the Lessor from the initial funding (deposit) to the initial term start date of the specific lease schedule associated with the equipment funded. A prepayment of any lease schedule is subject to all applicable state and federal tax law requirements and a 5% penalty will be assessed to the then remaining lease payments.

So long as no default has occurred, we have the option to (i) purchase all but not less than all of the equipment under this master lease for the then fair market value (which will not exceed 25% of the Lessor’s capital costs); (ii) extend the lease term for a minimum of 12 months at the then renewal lease rate factor not to exceed the current monthly lease rental; or (iii) return all but not less than all of the equipment at the conclusion of the lease term along with a 5% re-stocking fee.

In connection with the entering into the master lease agreement, we paid the Lessor a one-time non-refundable commitment fee of $12,000.

Effective as of October 28, 2014, we also entered into a warrant agreement with the Lessor, pursuant to which we agreed to issue a warrant to purchase 3,600,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.125 per share for a period of five years. 900,000 shares vested on October 28, 2014 and the remaining 270,000 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draws on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. We issued the warrant to an accredited investor. The issuance the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Effective as of October 28, 2014, we also entered into a registration rights agreement with the Lessor, pursuant to which we gave piggyback registration right to the Lessor. Subject to certain limitations, each time that we propose to register a public offering solely of our common stock, other than pursuant to a registration statement on Form S-4 or Form S-8, we agreed to offer the Lessor the right to request inclusion of 3,600,000 shares underlying the warrant issued under the warrant agreement with the Lessor, if such shares are not eligible for sale under Rule 144 promulgated under the Securities Act of 1933, and use our best efforts to cause such shares to be registered.

Cash Requirements

We believe that our cash flows from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be $1,100,000 to $4,100,000, depending on how we can continue to expand the distribution of our products across the country. We will require additional cash resources to purchase equipment, increase the production of our products, implement our strategy to expand our sales and marketing initiatives and increase brand awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risk factors appears in our Annual Report on Form 10-K filed on June 30, 2014. There have been no material changes since June 30, 2014 from the risk factors disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

10.18	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.19	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.20	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.21	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.22	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.23	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)

10.24	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.25	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.26	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.27	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.28	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.29	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.30	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.31	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.32	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.33	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.34	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.35	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: November 14, 2014	By:	/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)