Form 10-Q
period 2014-12-31
ALKALINE WATER Co INC
filed 2015-02-17
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55096

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7730 E Greenway Road, Suite 203, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

119,720,825 shares of common stock issued and outstanding as of February 17, 2015.

THE ALKALINE WATER COMPANY INC.
QUARTERLY PERIOD ENDED DECEMBER 31 , 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY INC.

FORMERLY GLOBAL LINES INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$130,422	$2,665
Accounts receivable	321,687	166,404
Inventory	381,636	57,965
Prepaid Expenses and other current assets	-	-
Deferred financing cost	-	54,288

Total current assets	833,745	281,322

Fixed assets, net	1,137,775	286,986
Equipment deposits - related party	188,289	-

Total assets	$2,159,809	$568,308

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$456,668	$320,154
Accounts payable - related party	-	18,403
Accrued expenses	71,741	56,601
Accrued interest	2,500	19,829
Revolving financing	158,780	83,348
Current portion of capital leases	108,981	-
Derivative liability	143,483	337,988

Total current liabilities	942,153	836,323

Long-term liabilities
Capitalize leases	129,832	-
Total Long-term liabilities	129,832	-

Total liabilities	1,071,985	836,323

Redeemable convertible Preferred stock	-	83,820

Stockholders' deficit:
Preferred stock - $0.001 par value, 100,000,000 shares authorized. Series A issued 20,000,000	20,000	20,000
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 119,670,826 and 81,602,175 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	119,671	81,602
Additional paid in capital	10,941,633	4,059,464
Deficit accumulated	(9,993,480)	(4,512,901)

Total stockholders' deficit	$1,087,824	$(351,835)

Total liabilities and stockholders' deficit	$2,159,809	$568,308

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.

FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months	For the period ended	For the period ended
	ended	ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenue	$857,835	$171,137	$2,452,707	$333,404

Cost of goods sold	588,568	102,609	1,643,511	193,566

Gross profit	269,267	68,528	809,196	139,838

Operating expenses:
Sales and marketing expenses	420,996	150,417	1,063,749	338,839
General and administrative	562,159	2,335,964	4,984,996	2,812,196
General and administrative - related party	-	3,286	-	65,378
Depreciation expense	49,733	16,534	107,801	25,872

Total operating expenses	1,032,888	2,506,201	6,156,546	3,242,285

Other Income (expenses):
Interest expense	1,633	(7,501)	(10,693)	(11,056)
Interest income	11	-	11	-
Interest expense on redeemable preferred stock	-	-	(40,383)	-
Fees paid on credit line	(12,223)	-	(30,765)	-
Interest Expense Related to Amortization of Capital Lease Discount	(14,294)	-	(14,294)	-
Amortization of debt discount	-	(48,578)	(414,370)	(48,578)
Other expenses	(282)	-	(287)	-
Change in derivative liability	22,466	95,925	377,552	95,925

Total other expense	(2,689)	39,846	(133,229)	36,291

Net loss	$(766,310)	$(2,397,827)	$(5,480,579)	$(3,066,156)

Weighted average number of common shares outstanding - basic	119,360,949	77,717,418	107,044,950	79,776,874

Net loss per share - basic	$(0)	$(0)	$(0.05)	$(0.04)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.

FORMERLY GLOBAL LINES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months	For the nine months
	ended	ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,480,579)	$(3,066,156)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	107,801	25,872
Interest expense converted to common stock	-	3,555
Shares issued for services	3,038,573	2,019,357
Amortization of debt discount	414,370	48,578
Interest Expense Related to Amortization of Capital Lease Discount	14,294	-
Loss on sale leaseback	-	-
Change in derivative liabilities	(377,552)	(95,925)
Changes in operating assets and liabilities:
Accounts receivable	(155,283)	(84,156)
Inventory	(323,671)	(79,608)
Prepaid expenses and other current assets	-	(2,669)
Accounts payable	138,334	123,256
Accounts payable - related party	(18,403)	(490)
Accrued expenses	15,140	18,474
Accrued interest	(17,329)	-

Net cash used in operating activities	(2,644,305)	(1,089,912)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(768,533)	(264,230)
Proceeds from sale lease back	208,773	-
Equipment Deposits - related party	(188,289)	(210,000)

Net cash used in investing activities	(748,049)	(474,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	75,000
Proceeds from revolving financing	75,432	-
Proceeds from sale of common stock, net	2,361,999	1,025,000
Proceeds from the exercise of warrants, net	1,344,630	-
Repayment of capital lease	(381,354)	-
Repayment of redeemable preferred shares	(247,170)	-
Proceeds from capital lease	366,574	-
Proceeds from sale of mandatory redeemable preferred stock, net	-	422,000

Net cash provided by financing activities	3,520,111	1,522,000

NET CHANGE IN CASH	127,757	(42,142)

CASH AT BEGINNING OF PERIOD	2,665	64,607

CASH AT END OF PERIOD	$130,422	$22,465

SUPPLEMENTAL INFORMATION:
Interest paid	$9,238	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$-	$229,870
Derivative liability on redeemable preferred stock	159,532	-
Preferred stock conversion to common stock	252,830	-
Deferred discount on conversion of preferred stock	56,098	-
Fair value of derivate liability at issuance of Warrants	389,710	-
Fair value of derivative liability at exercise	150,566	-
Exercise of stock options with accounts payable	1,820	-
Capitalized lease	398,830	-
Warrant issued for deferred financing cost	159,532	-

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

Principles of consolidation

For the period from June 19, 2012 to December 31, 2014, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to December 31, 2013 the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. We had $130,422 and $22,465 in cash and cash equivalents at December 31, 2014 and 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value. Accounts receivable consisted of the following as of December 31, 2014 and March 31, 2014:

	December 31	March 31
	2014	2014
Trade receivables	$325,951	$176,404
Less: Allowance for doubtful accounts	(4,264)	(10,000)
Net accounts receivable	$321,687	$166,404

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents packaging items, empty bottles, finished goods and other items valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. As of December 31, 2014 and March 31 2014, inventory consisted of the following:

	December 31	March 31
	2014	2014
Raw materials	$308,840	$24,022
Finished goods	72,796	33,943
Total inventory	$381,636	$57,965

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

Equipment	5 years
Equipment under capital lease	3 years or term of the lease

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

Concentration

The Company has 2 major customers that together account for 41% (24% and 17%, respectively) of accounts receivable at December 31, 2014, and 3 customers that together account for 39% (15%, 14% and 10%, respectively) of the total revenues earned for the nine-month period ended December 31, 2014.

The Company has 4 vendors that accounted for 64% (18%, 17%, 16% and 13%, respectively) of purchases for the nine-month period ended December 31, 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended December 31, 2014, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended December 31, 2014 of $(9,993,480). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	December	March
	31, 2014	31, 2014
Machinery and Equipment	$823,237	$273,597
Machinery under Capital Lease	398,828	-
Office Equipment	54,612	53,631
Leasehold Improvements	13,119	3,979
Less: Accumulated Depreciation	(152,021)	(44,221)
Fixed Assets, net	$1,137,775	$286,986

Depreciation expense for the periods ended December 31, 2014 and 2013 was $107,801 and $25,872, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

The Company paid deposits on equipment to Water Engineering Solutions, LLC, a related party, as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000 August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $274,769 and reduced the deposit on equipment. As of December 31, 2014, the total amount of deposits for equipment is $188,289. The equipment is being manufactured by and under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

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

The initial indebtedness is $500,000. The Company may request an increase to the initial indebtedness in $500,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On December 31, 2014 the amount borrowed on this facility was $158,780.

NOTE 6 – DERIVATIVE LIABILITY

On November 7, 2013, the Company sold to certain institutional investors 10% Series B Convertible Preferred Shares (“Series B Preferred Stock”) which are subject to mandatory redemption and include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

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

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at December 31, 2014 is as follows:

Warrants (including placement agent)
Stock price	$0.1081
Term (Years)	4 to 5
Volatility	162%
Exercise prices	$0.55 to 0.125
Dividend yield	0%

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of May 1, 2014.

		Fair Value Measurement at May 1, 2014
	Carrying
	Value at
	May 1, 2014	Level 1	Level 2	Level 3
Liabilities:

Derivative warrant liability	$216,236	$-	$-	$216,236
Derivative placement agent warrant liability	$23,787	$-	$-	$23,787
Total derivative liability	$240,023	$-	$-	$240,023

The following table sets forth the fair value hierarchy added to our financial liabilities by level that were accounted for at fair value on a recurring basis as of August 21, 2014.

		Fair Value Measurement at August 21, 2014
	Carrying
	Value at
	August 21, 2014	Level 1	Level 2	Level 3
Liabilities:

Derivative warrant liability	$149,687	$-	$-	$149,687

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of December 31, 2014.

		Fair Value Measurement at December 31, 2014
	Carrying
	Value at
	December 31, 2014	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$129,956	$-	$-	$129,956
Derivative warrants liability on common stock issuance including placement agent warrants	$13,527	$-	$-	$13,527
Total derivative liability	$143,483	$-	$-	$143,483

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at December 31, 2014 was $143,483 and the conversion feature liability was $0. At March 31, 2014 the fair value of these warrant liabilities was $209,320 and the conversion feature liability was $128,668. Changes in the derivative liability for the period ended December 31, 2014 consist of:

Nine Months
Ended
December 31, 2014
Derivative liability at March 31, 2014	$337,988
Redemption of convertible preferred stock	(56,098)
Warrants issued May 1, 2014	216,236
Placement agent warrants May 1, 2014	23,787
Exercise of Warrants August 21, 2014	(168,273)
Issuance of warrants August 21, 2014	167,395
Change in derivative liability – mark to market	(377,552)
Derivative liability at December 31, 2014	$143,483

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

Effective November 7, 2013, the Company issued common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares Series B Preferred Stock, which was completed on November 7, 2013. The warrants issued to the placement agent and its designees are exercisable into an aggregate of 116,279 shares of our common stock with an exercise price of $0.55 per share and have a term of exercise of five years. The Company issued the warrants to six accredited investors and paid certain transactional costs of $78,000. For the period ended December 31, 2014 the Company recorded $54,288 of amortization of the debt discount and deferred financing cost.

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

Grant of Series A Preferred Stock

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. The company valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the period ended December 31, 2014.

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

On August 1, 2014, the Company issued 1,000,000 common shares to a consultant for services rendered that were valued at the market value on that date of $0.175 per share.

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

On October 1, 2014, the Company issued 40,000 common shares to consultant for services rendered that were valued at the market value on that date of $0.113 per share.

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

On October 7, 2014, pursuant to the Warrant Amendment Agreement similar to the August 20, 2014 Warrant Amendment Agreement noted above, the Company issued an aggregate of 4,699,800 shares of our common stock upon exercise of the Existing Warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $469,980. In addition, the Company issued New Warrants to purchase an aggregate of 4,699,800 shares of our common stock at an exercise price of $0.125 per share for a period of two years from the date of issuance.

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

On May 12, 2014, the Company granted a total of 820,000 stock options to employees and consultants. The stock options are exercisable at the exercise price of $0.15 per share for a period of ten years from the date of grant. 502,500 stock options vested upon the date of grant, 116,250 stock options vest on December 31, 2014, 116,250 stock options vest on December 31, 2014 and 85,000 stock options vest on December 31, 2014.

On May 12, 2014, the Company granted a total of 1,200,000 stock options Steven A. Nickolas and Richard A. Wright (600,000 stock options to each). The stock options are exercisable at the exercise price of $0.165 per share for a period of ten years from the date of grant. 1,200,000 stock options vested upon the date of grant.

On May 16, 2014, the Company granted a total of 250,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.143 per share for a period of ten years from the date of grant. 62,500 stock options vested upon the date of grant, 62,500 stock options vest on December 31, 2014, 62,500 stock options vest on December 31, 2014 and 62,500 stock options vest on December 31, 2014.

On May 21, 2014, the Company granted a total of 6,000,000 stock options Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.1455 per share for a period of ten years from the date of grant. 3,000,000 stock options vested upon the date of grant and the 3,000,000 stock options will vest on November 21, 2014.

On October 31, 2014, the Company amended the 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of the company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares.

On October 31, 2014, the Company reduced the exercise price of an aggregate of 6,000,000 stock options granted on October 9, 2013 to Steven P. Nickolas and Richard A. Wright, our directors and executive officers, to $0.15 per share and extended the exercise date to October 9, 2023.

For the period ended December 31, 2014 and December 31, 2013 the Company has recognized compensation expense of $2,218,590 and $1,669,302, respectively, on the stock options granted that vested. The fair value of the unvested shares is $0 as of December 31, 2014. The aggregate intrinsic value of these options was $0 at December 31, 2014.

Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2014	6,000,000	$0.61	8.8
Granted	14,452,000	$0.15	9.4
Exercised	(182,000)	$0.01	9.6
Expired/Forfeited	(6,000,000)	$-	8.8
Outstanding at December 31, 2014	14,270,000	$0.15	8.6
Exercisable at December 31, 2014	14,270,000	$0.15	8.6

Warrants

The following is a summary of the status of all of our warrants as of December 31, 2014 and changes during the nine months ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2014	8,310,415	$0.52
Granted	27,749,253	0.13
Exercised	(14,529,256)	(0.31)
Cancelled	-	0.00
Outstanding at December 31, 2014	21,530,412	0.14
Warrants exercisable at December 31, 2014	20,625,145	$0.14

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2014:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-
		Average
	Number of	Remaining
	Warrants	Contractual
Exercise Price	Outstanding	Life in Years
$ 0.12500	17,223,988	4.5
$ 0.1875	953,333	4.3
$ 0.2500	2,325,582	1.9
$ 0.5500	116,279	2.6
$ 0.6000	5,963.4

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

On October 7, 2014, the Company entered into a warrant amendment agreement with a holder of certain existing outstanding common stock purchase Existing Warrants, whereby the Company agreed to reduce the exercise price of the Existing Warrants to $0.10 per share in consideration for the immediate exercise of the Existing Warrants by the Holder and the Holder is to be issued new common stock purchase warrants of the company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holder, provided that the exercise price of the New Warrants will be $0.125 per share, subject to adjustment in the New Warrants.

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

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company paid the Lessor a one-time non-refundable commitment fee of $12,000. Effective as of October 22, 2014, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 3,600,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.125 per share for a period of five years. 900,000 shares vested on October 22, 2014, 887,763 shares on October 28, 2014 and 906,970 shares on December 22, 2014 and the remaining 905,267 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draws on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $159,532 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

NOTE 10 – RELATED PARTY TRANSACTIONS

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas and Richard A. Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. We valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the period ended December 31, 2014.

On October 9, 2013, the Company granted a total of 6,000,000 stock options to Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.605 per share for a period of ten years from the date of grant. The stock options vest as follows: (i) 1,000,000 upon the date of grant; and (ii) 500,000 per quarter until fully vested. These options were amended on October 31, 2014 as noted below.

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

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000 August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000 October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $278,769 and reduce the deposit on equipment. Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

On October 31, 2014, the Company amended the 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of the company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares.

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

NOTE 11 - SALES LEASEBACK

On April 2, 2014 the Company entered into a sale-leaseback transaction with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment with an original cost of $208,773 acquired in August 2013. Under the terms of the sale leaseback agreement, the Company received proceeds of $188,000 in April 2014 and reduced installation cost in the period July 1, 2014 through December 31, 2014 of $20,773.

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

On April 2, 2014, the Company entered into a capital lease agreement with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water with a stated value of $188,000, terms of 60 monthly payments of $3,812, payable 30 days after installation of the equipment and a purchase option of $1.00 which commenced on July 1, 2014.

On October 22, 2014 the Company agreed to purchase the specialized equipment use to make our alkaline water that were previously reflected as capital lease on January 17, 2014 and April 2, 2014. During the quarter ended December 31, 2014 the Company purchased these capital leases of specialized equipment for $347,161, the lease liability on the date of purchase.

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company paid the Lessor a one-time non-refundable commitment fee of $12,000. Effective as of October 22, 2014, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 3,600,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.125 per share for a period of five years. 900,000 shares vested on October 22, 2014, 887,763 shares on October 28, 2014 and 906,970 shares on December 22, 2014 and the remaining 905,267 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draws on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The fair value of the warrants granted during the period ended December 31, 2014 was estimated at the date of master lease agreement using the Black-Scholes option-pricing model, a level 3 valuation measure, with the following assumptions:

Market value of stock on grant date	$0.11
Risk-free interest rate (1)	1.46%
Dividend yield	0.00%
Volatility factor	171%
Weighted average expected life (years) (2)	5
Expected forfeiture rate	0.00%

The Company evaluated this warrants under (ASC) 870-20”Debt with Conversion and other options” and concluded that these leases were debt instruments with detachable warrants. The Company recorded a reduction in capital leases liability based on the bifurcated relative fair value of the vested warrants of $159,532 and the related capital lease payable. The Company will amortize over the terms of the lease. For the period ended December 31, 2014 the Company amortized $14,294 as interest expense related to capital lease discount cost on these warrants.

During the quarter ended December 31, 2014 the Company agreed to lease the specialized equipment used to make our alkaline water with a value of $398,828 under the above Master Lease agreement. The Company evaluated this lease under (ASC) 840-30”Leases- Capital Leases” and concluded that these lease where a capital asset.

NOTE 13 – SUBSEQUENT EVENTS

On January 15, 2015, the Company issued 50,000 common shares to employee for services rendered that were valued at the market value on that date of $0.0704 per share.

On February 3, 2015 the Company agreed to lease the specialized equipment used to make our alkaline water with a value of $102,895 and vest 463,028 warrants granted under the above master lease agreement.

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

Results of Operations

Our results of operations for the three months ended December 31, 2014 and December 31, 2013 and the nine months ended December 31, 2014 and December 31, 2013 are as follows:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Revenue	$857,835	$171,137	$2,452,707	$333,404
Cost of goods sold	588,568	102,609	1,643,511	193,566
Gross profit	269,267	68,528	809,196	139,838
Net loss (after operating
expenses and other expenses)	$(766,310)	$(2,397,827)	$(5,480,579)	$(3,066,156)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2014 of $857,835, as compared to $171,137 for the three month period ended December 31, 2013, an increase of 401%. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of December 31, 2014 the product is now available in all 50 states at over 10,000 retail location. As of December 31, 2013 the product was in 5 states and only 500 stores. This increase has occurred primarily through the addition of 29 of the top national grocery retailers as customer during the period. The company distributes its product through several channels. WTER sells through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Natures Best), which together represent over 150,000 retail outlets. The company also sells its product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Kroger, Schnucks, Smart & Final ,Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2014, we had cost of goods sold of $588,568, as compared to $102,609 in cost of goods sold for the comparable period, with a gross profit of 31.4% and 39.9%, respectively. The decrease in gross profit compared to the same period last year was due to additional slotting fees and initial order discounts as major retail stores have been added during the period.

We had revenue from sales of our product for the nine months ended December 31, 2014 of $2,452,707, as compared to $333,404 for the nine month period ended December 31, 2013, an increase of 636%. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. Cost of goods sold is comprised of production costs, shipping and handling costs. For the nine months ended December 31, 2014, we had cost of goods sold of $1,643,511, as compared to $193,566 in cost of goods sold for the comparable period, with a gross profit of 33% and 42%, respectively. The decrease in gross profit compared to the same period last year was due to additional slotting fees and initial order discounts as major retail stores have been added during the period.

Expenses

Our operating expenses for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, and the nine month period ended December 31, 2014 as compared to the nine month period ended December 31, 2013 are as follows:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Sales and marketing expenses	$420,996	$150,417	$1,063,749	$338,839
General and administrative expenses	562,159	2,335,964	4,984,996	2,812,196
General and administrative expenses – related party	-	3,286	-	65,378
Depreciation expenses	49,733	16,535	107,801	25,872
Total operating expenses	$1,032,888	$2,506,201	$6,156,546	$3,242,285

During the three months ended December 31, 2014 and December 31, 2013, we had a total of $562,159 and $2,337,250, respectively, in general and administrative expenses. On a comparative basis, the primary factor in the decrease which is included in general and administrative expense was the fair value of shares and options of $24,263 and $1,883,000 for the three months ended December 31, 2014 and 2013, respectively. Administrative expense with related parties was $0 and $3,286 for the three month periods ended December 31, 2014 and 2013, respectively.

During the nine months ended December 31, 2014 and December 31, 2013, we had a total of $4,984,996 and $2,812,196 respectively, in general and administrative expenses. On a comparative basis, the primary factor in the increase which is included in general and administrative expense was the fair value of shares and options of $3,038,573 and $2,020,000 for the nine months ended December 31, 2014 and 2013, respectively. Administrative expense with related parties was $0 and $65,378 for the nine month periods ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Working Capital

Our working capital as of December 31, 2014 and March 31, 2014 was as follows:

	December 31, 2014	March 31, 2014
Current assets	$833,745	$281,322
Current liabilities	942,153	836,323
Working capital	$(108,408)	$(555,001)

Current Assets

Current assets as of December 31, 2014 primarily relate to $130,422 in cash, $321,687 in accounts receivable and $381,636 in inventory. Current assets as of March 31, 2014 primarily relate to $2,665 in cash, $166,404 in accounts receivable and $57,965 in inventory.

Current Liabilities

Current liabilities as at December 31, 2014 primarily relate $456,669 in accounts payable and $143,483 in derivative liability. Current liabilities at March 31, 2014 primarily relate to $320,154 in accounts payable and $337,988 in derivative liability.

Cash Flow

Our cash flows for the nine months ended December 31, 2014 and 2013 are as follows:

	Nine months ended	Nine months ended
	December 31, 2014	December 31, 2013
Net cash used in operating activities	$(2,644,305)	$(1,089,912)
Net cash used in investing activities	(748,049)	(474,230)
Net cash provided by financing activities	3,520,111	1,522,000
Net increase in cash and cash equivalents	$127,757	$(42,142)

Operating activities

Net cash used in operating activities was $2,644,305 for the nine months ended December 31, 2014, as compared to $1,089,912 used in operating activities for the nine months ended December 31, 2013. The increase in net cash used in operating activities was primarily due to net loss from operations and increase in inventory.

Investing activities

Net cash used in investing activities was $748,049 for the nine months ended December 31, 2014, as compared to $474,230 used in investing activities for the nine months ended December 31, 2013. The increase in net cash used by investing activities was primarily from the equipment deposits to related parties.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2014 was $3,520,111, as compared to $1,522,000 for the nine months ended December 31, 2013. The increase of net cash provided by financing activities was mainly attributable to capital provided through sales of our common stock and exercise of warrants.

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

On February 20, 2014, Gibraltar made the first cash advance in the amount of $32,645. On December 31, 2014, the amount borrowed on this facility was $158,780.

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

Effective as of October 22, 2014, we also entered into a warrant agreement with the Lessor, pursuant to which we agreed to issue a warrant to purchase 3,600,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.125 per share for a period of five years. 900,000 shares vested on October 22, 2014 and the remaining 2,700,000 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draws on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. We issued the warrant to an accredited investor. The issuance the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Effective as of October 22, 2014, we also entered into a registration rights agreement with the Lessor, pursuant to which we gave piggyback registration right to the Lessor. Subject to certain limitations, each time that we propose to register a public offering solely of our common stock, other than pursuant to a registration statement on Form S-4 or Form S-8, we agreed to offer the Lessor the right to request inclusion of 3,600,000 shares underlying the warrant issued under the warrant agreement with the Lessor, if such shares are not eligible for sale under Rule 144 promulgated under the Securities Act of 1933, and use our best efforts to cause such shares to be registered.

Cash Requirements

We expect that our cash flows from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be $1,100,000 to $4,100,000, depending on how we can continue to expand the distribution of our products across the country. We will require additional cash resources to purchase equipment, increase the production of our products, implement our strategy to expand our sales and marketing initiatives and increase brand awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

(1)	Underwriting Agreement
1.1	Engagement Agreement dated October 7, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.2	Amendment Agreement to Engagement Agreement dated November 1, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1/A, filed on January 9, 2014)

1.3	Amendment Agreement to Engagement Agreement dated November 25, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.4	Termination Agreement for Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
1.5	Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Private Placement Subscription Agreement dated February 21, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.3	Private Placement Subscription Agreement dated April 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.4	Private Placement Subscription Agreement dated May 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.5	Private Placement Subscription Agreement dated May 29, 2013 with Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.6	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
10.7	Form of Securities Purchase Agreement dated as of November 4, 2013, by and among The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.8	Form of Registration Rights Agreement dated as of November 4, 2013, by and among The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.11	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.12	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.13	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)

10.14	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.15	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.16	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.17	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.18	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.19	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.20	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.21	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.22	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.23	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.24	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.25	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.26	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.27	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.28	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.29	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.30	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.31	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.32	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.33	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.34	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.35	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)

(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File
101.INS*	"XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: February 17, 2015	By:	/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2015	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)