Form 10-K
period 2015-03-31
ALKALINE WATER Co INC
filed 2015-07-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2015

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

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
Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  [  ]  No  [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

73,131,026 shares of common stock at a price of $0.1081 per share for an aggregate market value of $7,905,464.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 13, 2015, there were 133,045,825 shares of common stock outstanding.

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

Corporate Overview

Our company offers retail consumers bottled alkaline water in 500ml, 700ml, 1-liter, 3-liter and 1-gallon sizes under the trade name Alkaline88. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any chemicals. Our product also incorporates 84 trace Himalayan salts. The main reason consumers drink our product is for the perceived benefit that a proper pH balance helps fight disease and boosts the immune system and the perception that alkaline water helps to maintain a proper body pH and keeps cells young and hydrated.

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

The principal offices of our company are located at 7730 E Greenway Road, Ste. 203, Scottsdale, AZ 85260. Our telephone number is (480) 656-2423.

Operations

Alkaline 88, LLC, our operating subsidiary, operates primarily as a marketing and distribution company. Alkaline 88, LLC has entered into exclusive arrangements with Water Engineering Solutions LLC, an entity that is controlled and owned by our President, Chief Executive Officer, Director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and Director, Richard A. Wright, for the manufacture and production of our alkaline generating electrolysis system machines. Alkaline 88, LLC has entered into one-year agreement(s) with six different bottling companies in Ohio, Georgia, California, Texas and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds $2,000,000 per month wholesale. Our branding is being coordinated through 602 Design, LLC and our component materials are readily available through multiple vendors. Our principal suppliers are Plastipack Packaging, Polyplastics Co., West Coast Manufacturing and Cactus Containers.

Our product is currently at the expansion phase of its lifecycle. In March 2012 Alkaline 88, LLC did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona. Since then, we have begun to deliver product through approximately 16,000 retail outlets throughout the United States. We are presently in all 50 States and the District of Columbia, although over 50% of our current sales are concentrated in the Southwest and Texas. We have distribution agreements with large national distributors (UNFI, KeHe, Tree of Life and Natures Best, CoreMark and C&S), representing over 150,000 retail establishments. Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in 34 of the top 75 (by sales) grocery retailers in the United States.

In April 2014 we entered into an exclusive territorial distribution agreement with Kalil Bottling Co. on a new single serve 700ml Bottle with a sport cap. This exclusivity is in Arizona and other areas in the Southwestern United States. Kalil Bottling Co. is a direct to store distributor (DSD). In the past fiscal year we have added a number of additional DSD’s in the Southwest and have expanded our product offering to include 500ml and 1 liter bottles.

In order to continue our expansion, we anticipate that we will be required, in most cases, to continue to give promotional deals throughout 2015 and in subsequent years on a quarterly basis ranging from a 5%-15% discount similar to all other beverage company promotional programs. It has been our experience that most of the retailers have requested some type of promotional introductory program which has included either a $0.25 -$0.50 per unit discount on an initial order; a buy one get one free program; or a free-fill program which includes 1-2 cases of free product per store location. Slotting has only been presented and negotiated in the larger national grocery chains and, in most cases, is offset by product sales. Our slotting fees with our current national retailers do not exceed $400,000 in the aggregate and are offset through product sales. In addition we participate in promotional activities of our distributors, but these fees are not in excess of $500,000 and are offset through product sales.

Plan of Operations

In order for us to implement our business plan over the next twelve-month period, we have identified the following milestones that we expect to achieve:

•

Expansion of Broker Network - We expect to continue to develop our working relationship with our national broker network known as Beacon United. We continually meet train and go on sales call with the Beacon United Network in order to take advantage of the momentum currently being created by their efforts. We anticipate a considerable amount of travel and ongoing for both internal staff and Beacon United at an estimated cost during that time of $100,000.

•	Increase Manufacturing Capacity – We expect to add one or two new co-packer facilities, strategically located to reduce freight costs and meet future growth objectives.
•

Expand Retail Distribution - We are currently in negotiations or have received the new item paperwork from retailers that will introduce our Alkaline 88 product line to retailers representing approximately 35,000 store locations throughout North America. We believe that by year end we will be in over 25,000 stores. The cost of this retail expansion is expected to be $300,000 during that time.

•

Addition of Support Staff - In order to support expansion efforts and to continue the training and support of our broker network, we will need to hire approximately two more people on the corporate level, which will be hired for the specific purpose of supporting the broker, distributor and retailers and their logistical requirements. We continue to seek and interview candidates to fill our growing need for additional staffing. The additional cost of these new hires is expected to be approximately $150,000 in salary and benefits over the next twelve months.

•

Capital Considerations – Our business plan can be adjusted based on the available capital to the business. We anticipate that approximately $500,000 is necessary in the near term in order to build-out a national presence for our product and to allow for the purchase of the necessary equipment and facilities over the next twelve months. To fund our expansion in the longer term, we anticipate that we need at least $1,000,000 to $3,000,000 during fiscal year 2016.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12-month will be $1,000,000 to $3,000,000. We will require additional cash resources to achieve the milestones indicated above. If our own financial resources and future current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We have distribution agreements with large national distributors (UNFI, KeHe, Tree of Life and Natures Best, CoreMark and C&S), representing over 150,000 retail establishments. Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in 34 of the top 75 grocery retailers in the United States.

Dependence on Few Customers

We have 4 major customers that together account for 64% (23%, 18%, 12% and 11%, respectively) of accounts receivable at March 31, 2015, and 3 customers that together account for 47% (14%, 12%, and 11%, respectively) of the total revenues earned for the year ended March 31, 2015.

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

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $1.39 for a half-liter bottle to $2.99 for a one-liter bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We currently offer our product in a three-liter bottle for a suggested retail price (SRP) of $3.99, one-gallon bottle for an SRP of $4.99, 700 milliliter single serving at an SRP of $1.29, 1 liter at an SRP of $1.79 and a 500 milliliter at an SRP of $0.99.

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

Employees

In addition to Steven P. Nickolas, who is our President, Chief Executive Officer, Director and major stockholder, and Richard A. Wright, who is our Vice-President, Secretary, Treasurer and Director, we currently employ 11 full time employees and 1 part-time employee in marketing, accounting and administration. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

We were incorporated in June 6, 2011, and we have only begun producing and distributing alkaline bottled water in 2013, and we have a limited operating history from which investors can evaluate our business. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. For us to achieve success, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2015, we had an accumulated deficit of $11,652,350. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on the financial statements for the year ended March 31, 2015, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retailers so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

The loss of one or more of our major customers or a decline in demand from one or more of these customers could harm our business.

We have 4 major customers that together account for 64% (23%, 18%, 12% and 11%, respectively) of accounts receivable at March 31, 2015, and 3 customers that together account for 47% (14%, 12%, and 11%, respectively) of the total revenues earned for the year ended March 31, 2015. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

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

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce our net operating revenues.

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

Our products are considered premium and healthy beverages and are being sold at premium prices compared to our competitors; we cannot provide any assurances as to consumers' continued market acceptance of our current and future products.

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $1.39 for a half-liter bottle to $2.99 for a one-liter bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We currently offer our product in a three-liter bottle for an SRP of $3.99, one-gallon bottle for an SRP of $4.99, 700 milliliter single serving at an SRP of $1.29, 1 liter at an SRP of $1.79 and a 500 milliliter at an SRP of $.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our product. We can provide no assurances that consumers will continue to purchase our product or that they will not prefer to purchase a competitive product.

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

Steven P. Nickolas, our President, Chief Executive Officer and Director, exercises voting and dispositive power with respect to 40,300,000 shares of our common stock, which are beneficially owned by WiN Investments, LLC and Lifewater Industries, LLC, and owns 10,000,000 shares of Series A Preferred Stock, which has 10 votes per share upon any matter submitted to our stockholders for a vote. Accordingly, he controls a large percentage of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our securities. Because he controls such large percentage of votes, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Nickolas could result in management making decisions that are in the best interest of Mr. Nickolas and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 1,125,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 127,295,286 shares of common stock are issued and outstanding and 20,000,000 shares of Series A Preferred Stock are issued and outstanding as of July 13, 2015. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB operated by the OTC Markets Group. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other property used in the operation of our current business. Our principal offices are located at 7730 E Greenway Road Ste. 203, Scottsdale, AZ 85260 with the size of 3,500 square feet. We have recently entered into a new leasing arrangement with rent arrangement with 7730 E Greenway Properties, an unrelated third party, for $5,000 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group’s OTCQB under the trading symbol “WTER”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects.

Our common stock became eligible for quotation on the OTC Bulletin Board on July 10, 2012 and became ineligible for quotation on July 17, 2014.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board or OTCQB. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2015	$0.15	$0.06
December 31, 2014	$0.12	$0.04
September 30, 2014	$0.23	$0.09
June 30, 2014	$0.44	$0.10
March 31, 2014	$0.26	$0.15
December 31, 2013	$0.70	$0.2501
September 30, 2013	$1.305	$0.35
June 30, 2013	$0	$0

On July 13, 2015, the closing price of our common stock as reported by the OTCQB was $0.17 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of July 13, 2015, there were approximately 29 holders of record of our common stock. As of such date, 133,045,825 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,170,000	$0.1195	6,596,000
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	17,170,000	$0.1195	6,596,000

Effective October 7, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended the 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business. The plan enables us to grant awards of a maximum of 35,000,000 shares of our stock and awards that may be granted under the plan includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

Recent Sales of Unregistered Securities

Except as disclosed below, since the beginning of our fiscal year ended March 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

In consideration for the consulting services to be rendered to our company, we issued an aggregate of 3,200,000 shares of our common stock to three consultants effective as of February 18, 2015. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

In consideration for the consulting services to be rendered to our company pursuant to a consulting agreement effective as of April 7, 2015, we issued 2,000,000 shares of our common stock to a consultant effective as of April 7, 2015. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

In consideration for the consulting services to be rendered to our company pursuant to a service agreement effective as of April 10, 2015, we issued 1,500,000 shares of our common stock to a consultant effective as of April 10, 2015 and agreed to issue up to an additional 1,500,000 shares of our common stock upon the 180th day anniversary of the service agreement. The issuance of these shares was and will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

In consideration for the consulting services to be rendered to our company pursuant to a consulting agreement effective as of May 1, 2015, we issued an aggregate of 250,000 shares of our common stock to a consultant effective as of May 1, 2015. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

On May 7, 2015, we sold 1,428,571 units of our securities at a price of $0.07 per unit for gross proceeds of $100,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On May 8, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On May 11, 2015, we entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which we sold a secured term note of our company in the aggregate principal amount of $250,000, together with 1,000,000 shares of our common stock, in consideration for $250,000. The secured term note bears interest at the rate of 15% per annum and matures on May 11, 2016. We may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that we provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, we paid Assurance Funding Solutions LLC $10,000 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, we also entered into a general security agreement dated May 11, 2015 with Assurance Funding Solutions LLC. The issuance and sale of securities by us under the securities purchase agreement with Assurance Funding Solutions LLC was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

On June 11, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 19, 2015, we sold 2,582,857 units of our securities at a price of $0.07 per unit for gross proceeds of $180,800. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 26, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 29, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 30, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 30 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On July 30, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 30, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On July 1, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On July 2, 2015, we sold 500,000 units of our securities at a price of $0.07 per unit for gross proceeds of $35,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On July 6, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

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

Overview

We offer retail consumers bottled alkaline water in 500ml, 700ml, 1-liter, 3-liter and 1-gallon sizes under the trade name Alkaline88. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any chemicals. Our product also incorporates 84 trace Himalayan salts. The main reason consumers drink our product is for the perceived benefit that a proper pH balance helps fight disease and boosts the immune system and the perception that alkaline water helps to maintain a proper body pH and keeps cells young and hydrated.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2015, we had an accumulated deficit of $11,652,350. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

In its report on our financial statements for the year ended March 31, 2015, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Years Ended March 31, 2015 and March 31, 2014

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2015 and March 31, 2014 which are included herein:

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014
Revenue	$3,700,476	$552,699
Cost of goods sold	2,532,436	411,851
Gross profit	1,168,040	140,848
Net Loss (after operating expenses and other expenses	$(7,139,449)	$(4,229,513)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2015 of $3,700,476, as compared to $552,699 for the year ended March 31, 2014, an increase of 570%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of March 31, 2015, the product is now available in all 50 states at over 16,000 retail locations. As of December 31, 2013 the product was in 5 states and only 500 stores. This increase has occurred primarily through the addition of 34 of the top national grocery retailers as customer during the period. The Company distributes its product through several channels. The Company sells through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. The Company also sells its product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2015, we had cost of goods sold of $2,532,436, or 68.4% of net sales, as compared to cost of goods sold of $411,851, or 74.5% of net sales, for the year ended March 31, 2014. The decrease in cost of goods sold compared to the same period last year was due to additional slotting fees and initial order discounts in the prior year as major retail stores were added during the period.

Expenses

Our operating expenses for the year ended March 31, 2015 and for the year ended March 31, 2014 are as follows:

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014
Sales and marketing expenses	$1,386,671	$464,081
General and administrative expenses	6,520,451	3,852,773
General and administrative expenses – related party	-	62,092
Depreciation expenses	175,036	42,407
Total operating expenses	$8,082,158	$4,421,353

During the year ended March 31, 2015, our total operating expenses were $8,082,158, as compared to $4,421,353 for the year ended March 31, 2014. For the year ended March 31, 2015, the total included $1,386,671 of sales and marketing expenses and $6,520,451 of general and administrative expenses, consisting primarily of $2,428,782 of stock option compensation expense, $1,301,477 in stock compensation expense and $646,244 of professional fees.

Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the year ended March 31, 2015.

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

During the year ended March 31, 2014, we had a total of $62,092 in general and administrative expenses with related parties. Of the total, $33,592 was consulting fees to an officer, director and stockholder of our company, $12,000 was rent to an entity that is controlled and owned by an officer, director and stockholder of our company, and $16,500 was professional fees to an entity that is controlled and owned by an officer, director and stockholder of our company.

Liquidity and Capital Resources

Working Capital

	At March 31, 2015	At March 31, 2014
Current assets	$717,341	$281,322
Current liabilities	1,413,331	836,323
Working capital (deficiency)	$(695,990)	$(555,001)

Current Assets

Current assets as of March 31, 2015 and March 31, 2014 primarily relate to $90,113 and $2,665 in cash, $416,373 and $166,404 in accounts receivable and $193,355 and $57,965 in inventory, respectively.

Current Liabilities

Current liabilities as of March 31, 2015 and March 31, 2014 primarily relate to $562,498 and $320,154 in accounts payable, revolving financing of $160,437 and $83,348 and $194,940 and $337,988 in derivative liability, respectively.

Cash Flow

Our cash flows for the years ended March 31, 2015 and 2014 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2015	2014
Net cash used in operating activities	$(3,152,781)	$(1,390,980)
Net cash used in investing activities	(352,170)	(276,310)
Net cash provided by financing activities	3,592,398	1,605,348
Net (decrease) increase in cash and cash equivalents	$87,447	$(61,942)

Operating Activities

Net cash used in operating activities was $3,152,781 for the year ended March 31, 2015, as compared to $1,390,980 used in operating activities for the year ended March 31, 2014. The increase in net cash used in operating activities was primarily due to development of markets, and investment in accounts receivable and inventory.

Investing Activities

Net cash used in investing activities was $352,170 for the year ended March 31, 2015, as compared to $276,310 used in investing activities for the year ended March 31, 2014. The increase in net cash used by investing activities was primarily from purchase of production equipment.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2015 was $3,592,398, as compared to $1,605,348 for the year ended March 31, 2014. The increase of net cash provided by financing activities was mainly attributable to sales of our common stock and exercise of warrants.

May 2014 Private Placement financing

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

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12-month will be $1,000,000 to $3,000,000. We will require additional cash resources to achieve the milestones indicated above. If our own financial resources and future current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Alkaline Water Company, Inc.

We have audited the accompanying balance sheets of The Alkaline Water Company, Inc. as of March 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the period ended March 31, 2015. The Alkaline Water Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alkaline Water Company, Inc. as of March 31, 2015 and 2014 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at March 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 13, 2015

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS
Current assets:
Cash	$90,113	$2,665
Accounts receivable, net	416,373	166,404
Inventory	193,355	57,965
Prepaid Expenses and other current assets	17,500	-
Deferred financing cost	-	54,288
Total current assets	717,341	281,322

Fixed assets, net	1,199,900	286,986
Total assets	$1,917,241	$568,308

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$562,499	$320,154
Accounts payable - related party	43,036	18,403
Accrued expenses	160,437	56,601
Accrued interest	-	19,829
Revolving financing	242,875	83,348
Current portion of capital leases	209,544	-
Derivative liability	194,940	337,988
Total current liabilities	1,413,331	836,323

Long-term liabilities
Capitalize leases	233,770	-
Total Long-term liabilities	233,770	-

Total liabilities	1,647,101	836,323

Redeemable convertible Preferred stock	-	83,820

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 100,000,000 shares authorized. Series A issued 20,000,000	20,000	20,000
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 124,495,826 and 81,602,175 shares issued and outstanding as of March 31, 2015 and March 31, 2014, respectively	124,496	81,602
Additional paid in capital	11,777,994	4,059,464
Common stock issuable	-	-
Deficit accumulated	(11,652,350)	(4,512,901)
Total stockholders' equity (deficit)	$270,140	$(351,835)

Total liabilities and stockholders' Equity (deficit)	$1,917,241	$568,308

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended	For the year ended
	March 31, 2015	March 31, 2014

Revenue	$3,700,476	$552,699

Cost of goods sold	2,532,436	411,851

Gross profit	1,168,040	140,848

Operating expenses:
Sales and marketing expenses	1,386,671	464,081
General and administrative	6,520,451	3,852,773
General and administrative - related party	-	62,092
Depreciation expense	175,036	42,407

Total operating expenses	8,082,158	4,421,353

Other Income (expenses):
Interest expense	(26,241)	(11,055)
Interest income	11	-
Interest expense on redeemable preferred stock	(40,383)	(468,256)
Fees paid on credit line	(27,283)	(8,603)
Amortization of deferred financing cost	(43,149)	-
Placement agent fee to acquired credit line	-	(10,000)
Amortization of debt discount	(414,370)	(107,532)
Other expenses	(11)	(1,530)
Other income - related party	-	40,029
Change in derivative liability	326,095	617,939

Total other expense	(225,331)	50,992

Net loss	$(7,139,449)	$(4,229,513)

Weighted average number of common shares outstanding - basic and fully dulitive	111,704,823	80,220,729

Net loss per share basic and fully diluted	$(0.06)	$(0.05)

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2015 AND MARCH 31, 2014

	Preferred Stock		Common Stock		Additional	Deficit
	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated	Total
Balance, March 31, 2013	-	$-	77,500,000	$77,500	$176,405	$(283,388)	$(29,483)
Common stock for conversion of notes and interest payable			574,675	574	229,295		229,869
Common stock issued for cash			2,562,500	2,563	1,022,438		1,025,001
Common stock issued for services			965,000	965	2,631,326		2,632,291
Issuance of Series A preferred stock to officers	20,000,000	20,000					20,000
Net (loss)						(4,229,513)	(4,229,513)
Balance, March 31, 2014	20,000,000	20,000	81,602,175	81,602	4,059,464	(4,512,901)	(351,835)
Value of warrants issued with Capital lease agreement					309,029		309,029
Shares issued for cash Private Placement			17,333,329	17,333	2,342,643		2,359,976
Shares issued to contractors			6,502,500	6,503	939,620		946,123
Shares issued to employees			3,550,000	3,550	351,805		355,355
Warrant exercises			14,529,256	14,529	1,439,275		1,453,804
Stock Options issued to employees					2,428,782		2,428,782
Option exercises			182,000	182	1,638		1,820
Fees paid on stock issuances					(346,295)		(346,295)
Shares issued with conversion Preferred Series B			796,566	797	252,033		252,830
Net (loss)						(7,139,449)	(7,139,449)
Balance, March 31, 2015	20,000,000	$20,000	124,495,826	$124,496	$11,777,994	$(11,652,350)	$270,140

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,139,449)	(4,229,513)
Adjustments to reconcile net income to net cash used in operating activities:
Bad Debt expense	6,225	10,000
Depreciation expense	175,036	42,407
Interest expense converted to common stock		3,555
Shares issued for services	3,730,263	2,652,291
Amortization of debt discount & debt financing cost	457,518	107,532
Interest expense on redeemable preferred stock on initial issuance		455,926
Change in derivative liabilities	(326,095)	(617,939)
Changes in operating assets and liabilities:
Accounts receivable	(256,194)	(161,294)
Inventory	(135,390)	(50,392)
Prepaid expenses and other current assets	(17,500)	-
Accounts payable	244,165	307,504
Accounts payable - related party	24,633	17,913
Accrued expenses	103,836	51,201
Accrued interest	(19,829)	19,829

Net cash used in operating activities	(3,152,781)	(1,390,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(352,169)	(276,310)

Net cash used in investing activities	(352,169)	(276,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving financing	159,527	83,348
Proceeds from sale of common stock, net	2,361,999	1,100,000
Proceeds from the exercise of warrants, net	1,344,630	-
Repayment of capital lease	(26,588)	-
Repayment of redeemable preferred shares	(247,170)	-
Proceeds from sale of mandatory redeemable preferred stock, net	-	422,000

Net cash provided by financing activities	3,592,398	1,605,348

NET CHANGE IN CASH	87,448	(61,942)

CASH AT BEGINNING OF PERIOD	2,665	64,607

CASH AT END OF PERIOD	$90,113	$2,665

SUPPLEMENTAL INFORMATION:
Interest paid	$46,070	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$-	$229,870
Derivative liability on redeemable preferred stock	-	422,000
Preferred stock conversion to common stock	252,830	-
Deferred discount on conversion of preferred stock	56,098	-
Fair value of derivate liability at issuance of Warrants	389,710	-
Fair value of derivative liability at exercise	150,566	-
Exercise of stock options with accounts payable	1,820	-
Capitalized lease	735,781	-
Warrant issued for deferred financing cost	309,028	-

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
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

Principles of consolidation

For the period from June 19, 2012 to March 31, 2015, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to March 31, 2015, the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88, LLC (an Arizona Limited Liability Company).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $90,113 and $2,665 in cash and cash equivalents at March 31, 2015 and 2014, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2015 and 2014:

	2015	2014
Trade receivables	$426,862	$176,404
Less: Allowance for doubtful accounts	(10,889)	(10,000)
Net accounts receivable	$416,373	$166,404

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

As of March 31, 2015 and 2014, inventory consisted of the following:

	2015	2014
Raw materials	$145,329	$24,022
Finished goods	48,026	33,943
Total inventory	$193,355	$57,965

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2015 and 2014 were $499,978 and $160,464, respectively.

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

Concentration

The Company has 4 major customers that together account for 64% (23%, 18%, 12% and 11%, respectively) of accounts receivable at March 31, 2015, and 3 customers that together account for 47% (14%, 12%, and 11%, respectively) of the total revenues earned for the year ended March 31, 2015.

The Company has 5 vendors that accounted for 77% (19%, 16%, 16%, 15% and 11%, respectively) of purchases for the year ended March 31, 2015.

The Company has 3 major customers that together account for 60% (18%, 14%, 14% and 14%, respectively) of accounts receivable at March 31, 2014, and 5 customers that together account for 66% (20%, 16%, 15%, 8% and 6%, respectively) of the total revenues earned for the year ended March 31, 2014.

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

The Company incurred no environmental expenses during the years ended March 31, 2015 and 2014, respectively.

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

The Company has evaluated other recent accounting pronouncements through June 2015 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2015 of $(11,652,350). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2015	March 31, 2014
Machinery and Equipment	$625,766	$273,597
Machinery under Capital Lease	735,781	-
Office Equipment	53,631	53,631
Leasehold Improvements	3,979	3,979

Less: Accumulated Depreciation	(219,257)	(44,221
Fixed Assets, net	$1,199,900	$286,986

Depreciation expense for the years ended March 31, 2015 and 2014 was $175,036 and $42,407, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

The Company paid deposits on equipment to Water Engineering Solutions, LLC, a related party, as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676, and November 7, 2014 $5,002. The Company received equipment valued at $274,769 and reduced the deposit on equipment. As of December 31, 2014, the total amount of deposits for equipment is $188,289. On February 12, 2015 Water Engineering Solutions LLC refunded $200,000 related to the deposit as the order for a new machine had been deferred until late summer 2015. The equipment is being manufactured by and under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

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

The initial indebtedness is $500,000. The Company may request an increase to the initial indebtedness in $500,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On March 31, 2015 the amount borrowed on this facility was $242,875.

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

Between April 16, 2014 and April 24, 2014, the Company redeemed 247 shares of the 10% Series B Preferred Stock for $247,171 plus accrued interest of $46,456 and a $10,212 penalty related to the delayed registration. The effect of this redemption resulted in a reduction of $56,098 derivative liability.

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

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at May 1, 2014 is as follows:

		Placement Agent
	Issuance Warrants	Warrants
Stock price	$0.15	$0.15
Term (Years)	5	5
Volatility	306%	306%
Exercise prices	$0.15	$0.1875
Dividend yield	0%	0%

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

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at March 31, 2015 is as follows:

Warrants (including placement agent)
Stock price	$0.1081
Term (Years)	4 to 5
Volatility	148%
Exercise prices	$0.55 to 0.125
Dividend yield	0%

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

			Fair Value Measurement at August 21, 2014
	Carrying
	Value at
	August 21, 2014		Level 1	Level 2	Level 3
Liabilities:

Derivative warrant liability	$149,687	$	- $	-	$149,687

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of December 31, 2014.

		Fair Value Measurement at December 31, 2014
	Carrying
	Value at
	March 31, 2015	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$176,486	$-	$-	$176,486
Derivative warrants liability on common stock issuance including placement agent warrants	$18,454	$-	$-	$18,454
Total derivative liability	$194,940	$-	$-	$194,940

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2015 was $194,940 and the conversion feature liability was $0. At March 31, 2014 the fair value of these warrant liabilities was $209,320 and the conversion feature liability was $128,668. Changes in the derivative liability for the period ended March 31, 2015 consist of:

Year
Ended
March 31, 2015
Derivative liability at March 31, 2014	$337,988
Redemption of convertible preferred stock	(56,098)
Warrants issued May 1, 2014	216,236
Placement agent warrants May 1, 2014	23,787
Exercise of Warrants August 21, 2014	(168,273)
Insurance of warrants August 21, 2014	167,395
Change in derivative liability-mark to market	(326,095)
Derivative liability at March 31, 2015	$194,940

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

On January 15, 2015, the Company issued 50,000 common shares to consultant for services rendered that were valued at the market value on that date of $0.07 per share.

On February 18, 2015, the Company issued 1,225,000 common shares to consultants for services rendered that were valued at the market value on that date of $0.10 per share.

On February 18, 2015, the Company issued 3,550,000 common shares to employees for services rendered that were valued at the market value on that date of $0.10 per share.

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

On February 18, 2015, the Company reduced the exercise price of an aggregate of 1,600,000 stock options granted on to Steven P. Nickolas and Richard A. Wright, our directors and executive officers, to $0.115 per share an exercise date to February 18, 2020, with vested immediately.

On February 18, 2015, the Company granted a total of 1,300,000 stock options to employees and consultants. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. 887,500 stock options vested by March 31, 2015, 137,500 stock options vest on June 30, 2015, 137,500 stock options vest on September 30, 2015 and 137,500 stock options vest on December 31, 2015.

For the period ended March 31, 2015 and March 31, 2014, the Company has recognized compensation expense of $2,428,782 and $2,225,736, respectively, on the stock options granted that vested. The fair value of the unvested shares is $0 as of March 31, 2015. The aggregate intrinsic value of these options was $38,735 at March 31, 2015. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2014	6,000,000	$0.61	8.8
Granted	17,352,000	$0.14	9.1
Exercised	(182,000)	$0.01	9.5
Expired/Forfeited	(6,000,000)	$-	8.5
Outstanding at March 31, 2015	17,170,000	$0.14	8.5
Exercisable at March 31, 2015	16,907,500	$0.14	8.5

Warrants

The following is a summary of the status of all of our warrants as of March 31, 2015 and changes during the twelve months ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2014	8,310,415	$0.52
Granted	29,249,253	0.13
Exercised	(14,529,256)	(0.31)
Cancelled	-	0.00
Outstanding at March 31, 2015	23,030,412	0.14
Warrants exercisable at March 31, 2015	21,313,672	$0.14

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2015:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-
		Average
	Number of	Remaining
	Warrants	Contractual
Exercise Price	Outstanding	Life in Years
$0.1000	3,383,260	4.9
$ 0.1250	16,245,995	4.0
$ 0.1875	953,333	4.1
$ 0.2500	2,325,582	1.8
$ 0.5500	116,279	2.4
$ 0.6000	5,963.3

The Company agreed to reduce the exercise price of certain existing warrants to $0.10 per share in consideration for the immediate exercise of the existing warrants by the holders. As consideration, the holders were issued new common stock purchase warrants of the Company to purchase up to a number of shares of our common stock equal to the number of existing warrants exercised by the holders, provided that the exercise price of the new warrants will be $0.125 per share.

On August 21, 2014, pursuant to a Warrant Amendment Agreement, the Company issued an aggregate of 9,829,455 shares of the Company’s common stock upon the exercise of Existing Warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $982,945. Simultaneously, the Company issued new warrants to purchase an aggregate of 9,829,455 shares of our common stock with a term of 5 years and exercise price of $0.125 per warrant share. The Company recorded this issuance in additional paid-in capital.

On October 7, 2014, pursuant to a Warrant Amendment Agreement, the Company issued an aggregate of 4,699,800 shares of the Company’s common stock upon exercise of the Existing Warrants at an exercise price of $0.10 per share for aggregate gross proceeds of $469,980. Simultaneously, the Company issued new warrants to purchase an aggregate of 4,699,800 shares of our common stock with a term of 5 years and exercise price of $0.125 per warrant share. The Company recorded this issuance in additional paid-in capital.

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 3,600,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.125 per share for a period of five years. 900,000 shares vested.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for 3,600,000 and issue a warrant to purchase 5,100,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.10 per share for a period of five years. 900,000 shares vested on October 22, 2014, 665,822 shares on October 28, 2014, 680,277 shares on December 22, 2014, 347,271 shares on February 3, 2015 and 789,940 shares on March 5, 2015. The remaining 905,267 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draw on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

The fair value of the warrants granted during the period ended December 31, 2014 was estimated at the date of master lease agreement using the Black-Scholes option-pricing model and a level 3 valuation measure, with the following assumptions:

Market value of stock on grant date	$0.1245
Risk-free interest rate (1)	1.47%
Dividend yield	0.00%
Volatility factor	165%
Weighted average expected life (years) (2)	5
Expected forfeiture rate	0.00%

The Company evaluated these warrants under (ASC) 870-20 “Debt with Conversion and other Options” and concluded that these leases were debt instruments with detachable warrants. The Company recorded a reduction in capital leases liability based on the bifurcated relative fair value of the vested warrants of $309,028 and the related capital lease payable. The Company will amortize over the terms of the lease. For the period ended March 31, 2015 the Company amortized $43,148 as interest expense related to capital lease discount cost on these warrants.

NOTE 10 – RELATED PARTY TRANSACTIONS

On October 31, 2014, the Company amended the 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of the Company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares.

On October 31, 2014, the Company reduced the exercise price of an aggregate of 6,000,000 stock options granted to Steven P. Nickolas and Richard A. Wright, our directors and executive officers, to $0.15 per share as noted below:

			New Exercise
		Old Exercise	Price per		Number of Stock
Name of Optionee	Grant Date	Price per Share	Share	Expiration Date	Options
Steven P. Nickolas	October 9, 2013	$0.605	$0.15	October 9, 2023	3,000,000
Richard A. Wright	October 9, 2013	$0.605	$0.15	October 9, 2023	3,000,000

On May 21, 2014, the Company granted a total of 6,000,000 stock options Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.1455 per share for a period of ten years from the date of grant. 3,000,000 stock options vested upon the date of grant and 3,000,000 stock options will vest on November 21, 2014.

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

On April 2, 2014, the Company entered into a sale-leaseback transaction with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment with an original cost of $208,773 and that was acquired in August 2013. The Company received proceeds of $188,000 in April 2014. The lease terms are 60 monthly payments of $3,812, payable 30 days after installation of the equipment and a purchase option of $1.00. The Company recorded a loss on sales leaseback of $20,773.

As of March 31, 2014, the Company had $0 in equipment deposits with an entity that is controlled and owned by an officer, director and shareholder of the Company. During the year ended March 31, 2014, the Company provided $201,900 of deposits on equipment used to produce our alkaline water to an entity that is controlled and owned by an officer, director and shareholder of the Company. During the month of March 2014, these funds were returned to the Company.

During the year ended March 31, 2014 the Company acquired equipment of $208,773 and $10,287 from an entity that is controlled and majority-owned by an officer, director and shareholder of the Company.

On January 17, 2014 the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water totaling $190,756 and agreed to a 60-month term at $2,512 per month and a final payment of $28,585. On February 12, 2014 the Company amended this lease, as noted above, with equipment deposits of $201,900 being returned to the Company. In addition the lease terms were amended to 60 monthly payments of $3,864, payable 30 days after installation of the equipment and a purchase option of $1.00.

On August 1, 2013, the Company entered into a 3-year sub-lease agreement requiring a monthly payment of $2,085 for office space in Scottsdale, Arizona, with a basic monthly lease increase of 8% and 7% on each anniversary date. The Company or the landlord can cancel the lease with 30 days’ notice. The sub-lessor is an entity owned by the Company’s Chief Executive Officer and President.

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water. Under this agreement, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $278,769 and reduced the deposit on equipment. Water Engineering Solutions, LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

	2015	2014
Deferred income tax assets:	$1,270,000	$260,000
Valuation allowance	(1,270,000)	(260,000)
Net total	$-	$-

At March 31, 2015, the Company had net operating loss carryforwards of approximately $3,190,000 and net operating loss carryforwards expire in 2023 through 2034.

The valuation allowance was increased by $1,010,000 during the year ended March 31, 2015. The current income tax benefit of $1,270,000 and $260,000 generated for the years ended March 31, 2015 and 2014, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2015, the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has long-term leases for its offices under cancelable operating leases from August 1, 2013 through July 31, 2016. At March 31, 2014, future minimum contractual obligations were as follows:

	Facilities	Equipment

Year ending March 31, 2016	$56,333	$10,436
Year ending March 31, 2017	94,293	10,436
Year ending March 31, 2018	87,648	4,348
Year ending March 31, 2018	42,000	-

Total Minimum Lease Payments:	$280,274	$25,220

On October 3, 2014, the Company entered into a 3-year sub-lease agreement requiring a monthly payment of $5,000 for office space in Scottsdale, Arizona, with a basic monthly lease increase to $6,000 per month in second year of the lease and to $7,000 per month in the third year of the lease. The Company shall have the option to extend this lease for one (1) additional three (3) year term for increased monthly rent.

On August 1, 2013 the Company entered into a 3-year sub-lease agreement requiring a monthly payment of $2,085 for office space in Scottsdale, Arizona, with a basic monthly lease increase of 8% and 7% on each anniversary date. The Company or the landlord can cancel the lease with 30 days’ notice. The sub-lessor is an entity owned by the Company’s Chief Executive Officer and President.

On August 2, 2013 the Company entered into a 4-year lease agreement for certain office equipment requiring a monthly payment of $870.

NOTE 13 – CAPITAL LEASE

On January 17, 2014, the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water with a stated value of $190,756 and agreed to a 60 month term at $3,864 per month and a purchase option of $1 which commenced on May 1, 2014.

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

On October 22, 2014 the Company agreed to purchase the specialized equipment use to make our alkaline water that were previously reflected as capital lease on January 17, 2014 and April 2, 2014. During the quarter ended December 31, 2014, the Company purchased these capital leases of specialized equipment for $347,161, the lease liability on the date of purchase.

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 3,600,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.125 per share for a period of five years. 900,000 shares vested.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for 3,600,000 and issue a warrant to purchase 5,100,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.10 per share for a period of five years. 900,000 shares vested on October 22, 2014, 665,822 shares on October 28, 2014, 680,277 shares on December 22, 2014, 347,271 shares on February 3, 2015 and 789,940 shares on March 5, 2015. The remaining 905,267 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draw on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

During the year ended March 31, 2015 the Company agreed to lease the specialized equipment used to make our alkaline water with a value of $735,781 under the above Master Lease agreement. The Company evaluated this lease under (ASC) 840-30 “Leases- Capital Leases” and concluded that these lease where a capital asset.

NOTE 14 – SUBSEQUENT EVENTS

On April 7, 2015, the Company issued 2,000,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.07 per share.

On April 10, 2015, the Company issued 1,500,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.097 per share.

On April 27, 2015, the Company issued 2,000,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.08 per share.

On May 1, 2015, the Company issued 250,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.08 per share.

On May 6, 2015, the Company issued 3,000,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.097 per share.

On May 22, 2015, the Company issued 1,000,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.079 per share.

In consideration for the consulting services to be rendered to our company pursuant to a consulting agreement effective as of April 7, 2015, we issued 2,000,000 shares of our common stock to a consultant effective as of April 7, 2015. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

In consideration for the consulting services to be rendered to our company pursuant to a service agreement effective as of April 10, 2015, we issued 1,500,000 shares of our common stock to a consultant effective as of April 10, 2015 and agreed to issue up to an additional 1,500,000 shares of our common stock upon the 180th day anniversary of the service agreement. The issuance of these shares was and will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

In consideration for the consulting services to be rendered to our company pursuant to a consulting agreement effective as of May 1, 2015, we issued an aggregate of 250,000 shares of our common stock to a consultant effective as of May 1, 2015. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

On May 7, 2015, we sold 1,428,571 units of our securities at a price of $0.07 per unit for gross proceeds of $100,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On May 8, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On May 11, 2015, we entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which we sold a secured term note of our company in the aggregate principal amount of $250,000, together with 1,000,000 shares of our common stock, in consideration for $250,000. The secured term note bears interest at the rate of 15% per annum and matures on May 11, 2016. We may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that we provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, we paid Assurance Funding Solutions LLC $10,000 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, we also entered into a general security agreement dated May 11, 2015 with Assurance Funding Solutions LLC. The issuance and sale of securities by us under the securities purchase agreement with Assurance Funding Solutions LLC was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

On June 11, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 19, 2015, we sold 2,582,857 units of our securities at a price of $0.07 per unit for gross proceeds of $180,800. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 26, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 29, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 30, 2015, we sold 714,286 units of our securities at a price of $0.07 per unit for gross proceeds of $50,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 30 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 30, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On June 30, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On July 1, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On July 2, 2015, we sold 500,000 units of our securities at a price of $0.07 per unit for gross proceeds of $35,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On July 6, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Steven P. Nickolas	Chairman, President, Chief Executive Officer and Director	60	May 31, 2013
Richard A. Wright	Vice-President, Secretary, Treasurer and Director	57	May 31, 2013

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

Richard A. Wright

Mr. Wright is a Certified Public Accountant. He graduated Magnum Cum Laude in 1978 from Mount Union University in Alliance, Ohio. He has done graduate level MBA courses at Case Western Reserve College in Cleveland, Ohio. In 2008, Mr. Wright became the Chief Financial Officer for PCT International. PCT is a leading worldwide developer and manufacturer of last mile and access network solutions for broadband communication networks. PCT focuses on innovative and cost-effective solutions that allow service providers to improve system integrity and expand service offerings. It has manufacturing plants in USA and China and sells their products in 42 countries. In 2010, Mr. Wright began his own tax and accounting CPA firm in Scottsdale, Arizona, Wright Tax Solutions PLC. Mr. Wright also began Wright Investment Group, LLC, a small equity participation firm that helps provide seed capital through micro loans and financial expertise to start-up enterprises.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2015 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Steven P. Nickolas	1	2	1
Richard A. Wright	Nil	1	1

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2015

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2015,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2015 and 2014 are set out in the following summary compensation table:

Summary Compensation Table – Years ended March 31, 2015 and 2014
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Steven P. Nickolas President, Chief Executive Officer, Chairman and Director(1)	2015 2014	124,531 39,119	23,937 Nil	Nil 10,000	1,124,951 1,112,868	Nil Nil	Nil Nil	24,054 21,291	1,297,473 1,183,278
Richard A. Wright Vice-President, Secretary, Treasury and Director(2)	2015 2014	118,024 24,948	23,937 Nil	Nil 10,000	1,124,951 1,112,868	Nil Nil	Nil Nil	4,379 3,385	1,271,291 1,151,201

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

For the year ended March 31, 2014 Steven P. Nickolas had an oral agreement with Alkaline 88, LLC to provide executive level management through his company, Beverage Science Laboratory, at the rate of $5,000 per month. In addition, Alkaline 88, LLC provided health insurance, an auto allowance and other benefits totaling $21,291. For the year ended March 31, 2014 Steven P. Nickolas was paid $30,000 though his consulting firm Beverage Science Laboratory LLC services.

For the year ended March 31, 2015 Steven P. Nickolas had an oral agreement with Alkaline 88, LLC as the Chief Executive Officer and President for a salary of $11,000 per month plus a bonus up to 20% of his base salary. In addition, Alkaline 88, LLC provided health insurance, an auto allowance and other benefits totaling $24,054.

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

For the year ended March 31, 2015 Richard A. Wright had an oral agreement with Alkaline 88, LLC as the Chief Financial Officer for a salary of $10,000 per month plus a bonus up to 20% of his base salary. In addition, Alkaline 88, LLC provided, an auto allowance and other benefits totaling $4,379.

We have not entered into any written employment agreement or consulting agreement with our directors or executive officers.

Effective October 7, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended the 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business. The plan enables us to grant awards of a maximum of 35,000,000 shares of our stock and awards that may be granted under the plan includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

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

Effective October 9, 2013, we granted a total of 6,000,000 stock options to Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options were exercisable at the exercise price of $0.605 per share for a period of ten years from the date of grant. The stock options vested as follows: (i) 1,000,000 upon the date of grant; and (ii) 500,000 per quarter until fully vested. On October 31, 2014, we reduced the exercise price of these stock options to $0.15 per share.

Effective May 12, 2014, we granted a total of 1,200,000 stock options Steven A. Nickolas and Richard A. Wright (600,000 stock options to each). The stock options are exercisable at the exercise price of $0.165 per share for a period of five years from the date of grant. 600,000 stock options vested upon the date of grant.

Effective May 21, 2014, we granted a total of 6,000,000 stock options to Steven A. Nickolas and Richard A. Wright (3,000,000 stock options to each). The stock options are exercisable at the exercise price of $0.1455 per share for a period of ten years from the date of grant. 3,000,000 of these stock options vested upon the date of grant and the other 3,000,000 stock options vested on November 21, 2014.

Effective February 18, 2015, we granted a total of 1,600,000 stock options to Steven A. Nickolas and Richard A. Wright (800,000 stock options each). The stock options are exercisable at the exercise price of $0.115 per share for a period of five years from the date of grant. All of these stock options vested upon the date of grant.

We estimated compensation expense of $2,225,736 on the stock options granted that vested during the year ended March 31, 2014, divided equally between Steven P. Nickolas and Richard A. Wright in the amount of $1,112,868 each. The aggregate intrinsic value of these options was $0 at March 31, 2014.

We estimated compensation expense of $2,428,782 on the stock options granted that vested during the year ended March 31, 2015, divided equally between Steven P. Nickolas and Richard A. Wright in the amount of $1,112,868 each. The aggregate intrinsic value of these options was $0 at March 31, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2015:

	Option awards					Stock awards
									Equity
									incentive
								Equity	plan
								incentive	awards:
								plan	Market
							Market	awards:	or
			Equity				value	Number	payout
			incentive			Number	of	of	value of
			plan			of	shares	unearned	unearned
			awards:			shares	of	shares,	shares,
	Number of	Number of	Number of			or units	units of	units or	units
	securities	securities	securities			of stock	stock	other	or other
	underlying	underlying	underlying			that	that	rights	rights
	unexercised	unexercised	unexercised	Option		have	have	that have	that
	options	options	unearned	exercise	Option	not	not	not	have not
	(#)	(#)	options	price	expiration	vested	vested	vested	vested
Name	exercisable	unexercisable	(#)	($)	date	(#)	($)	(#)	($)
Steven	3,000,000	Nil	Nil	0.15	October 9,	Nil	Nil	Nil	Nil
P.					2023
Nickolas	600,000	Nil	Nil	0.165	May 12,	Nil	Nil	Nil	Nil
					2019
	3,000,000	Nil	Nil	0.1455	May 21,	Nil	Nil	Nil	Nil
					2024
	800,000	Nil	Nil	0.115	February	Nil	Nil	Nil	Nil
					18, 2020
Richard	3,000,000	Nil	Nil	0.15	October 9,	Nil	Nil	Nil	Nil
A.					2023
Wright	600,000	Nil	Nil	0.165	May 12,	Nil	Nil	Nil	Nil
					2019
	3,000,000	Nil	Nil	0.1455	May 21,	Nil	Nil	Nil	Nil
					2024
	800,000	Nil	Nil	0.115	February	Nil	Nil	Nil	Nil
					18, 2020

Compensation of Directors

During the fiscal year ended March 31, 2015, we had no directors who were not our named executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 13, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Steven P. Nickolas 14301 North 87 St., Suite 109 Scottsdale, AZ 85260	Common Stock	47,700,000(4)	35.41%
	Series A Preferred Stock (3)	10,000,000	50%
Richard A. Wright 14301 N. 87th Street, Suite 119 Scottsdale, AZ 85260	Common Stock	7,400,000(5)	5.49%
	Series A Preferred Stock(3)	10,000,000	50%
All executive officers and directors as a group (2 persons)	Common Stock	55,100,000	38.78%
	Series A Preferred Stock(3)	20,000,000	100%

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

(2)

Percentage of common stock is based on 127,295,286 shares of our common stock issued and outstanding as of July 13, 2015. Percentage of Series A Preferred Stock is based on 20,000,000 shares of Series A Preferred Stock issued and outstanding as of July 13, 2015.

(3)	The Series A Preferred Stock has 10 votes per share and is not convertible into shares of our common stock.

(4)

Consists of 7,400,000 stock options exercisable within 60 days, 21,500,000 shares of our common stock owned by WiN Investments, LLC and 18,800,000 shares of our common stock owned by Lifewater Industries, LLC. Steven P. Nickolas exercises voting and dispositive power with respect to the shares of our common stock that are beneficially owned by WiN Investments, LLC and Lifewater Industries, LLC.

(5)	Consists of 7,400,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2013, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $12,427.75, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On April 2, 2014, the Company entered into a sale-leaseback transaction with Water Engineering Solutions LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for specialized equipment with an original cost of $208,773 and that was acquired in August 2013. The Company received proceeds of $188,000 in April 2014. The lease terms are 60 monthly payments of $3,812, payable 30 days after installation of the equipment and a purchase option of $1.00. The Company recorded a loss on sales leaseback of $20,773.

As of March 31, 2014, the Company had $0 in equipment deposits with an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright. During the year ended March 31, 2014, the Company provided $201,900 of deposits on equipment used to produce our alkaline water to an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright. During the month of March 2014, these funds were returned to the Company.

During the year ended March 31, 2014 the Company acquired equipment of $208,773 and $10,287 from an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright.

On January 17, 2014 the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for specialized equipment used to make our alkaline water totaling $190,756 and agreed to a 60-month term at $2,512 per month and a final payment of $28,585. On February 12, 2014 the Company amended this lease, as noted above, with equipment deposits of $201,900 being returned to the Company. In addition the lease terms were amended to 60 monthly payments of $3,864, payable 30 days after installation of the equipment and a purchase option of $1.00.

On August 1, 2013, the Company entered into a 3-year sub-lease agreement requiring a monthly payment of $2,085 for office space in Scottsdale, Arizona, with a basic monthly lease increase of 8% and 7% on each anniversary date. The Company or the landlord can cancel the lease with 30 days’ notice. The sub-lessor is an entity owned by Steven P. Nickolas, the Company’s Chief Executive Officer and President.

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water. Under this agreement, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $278,769 and reduced the deposit on equipment. Water Engineering Solutions, LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

During the year ended March 31, 2014, the Company had a total of $62,092, in general and administrative expenses with related parties. Of that total for year ended March 31, 2014, $33,592 was consulting fees to Steven P. Nickolas, $12,000 was rent to an entity that is controlled and owned by Steven P. Nickolas and $16,500 was professional fees to an entity that is controlled and owned by Ricky A. Wright.

During the year ended March 31, 2014, the Company recorded as other related party income a total of $40,029 to an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright. The income reflects the Company’s estimate of vehicle rent and labor of an employee when utilized by the related party.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with two directors consisting of Steven P. Nickolas and Richard A. Wright. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not have any independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2015 and 2014 for professional services rendered by Seale and Beers, CPAs, our independent registered public accounting firm:

Fees	2015	2014
Audit Fees	$-	$25,000
Audit Related Fees	26,250	-
Tax Fees	-	-
Other Fees	1,657	-
Total Fees	$27,907	$25,000

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Seale and Beers, CPAs and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

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

10.18	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.19	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.20	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.21	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.22	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.23	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.24	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.25	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.26	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.27	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.28	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.29	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.30	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.31	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.32	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.33	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.34	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.35	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.36	Stock Option Agreement dated February 18, 2015 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)

10.37	Stock Option Agreement dated February 18, 2015 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.38*	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC
10.39*	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC
10.40*	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Sadler, Gibb & Associates dated June 14, 2013 (incorporated by reference from our Current Report on Form 8-K/A, filed on June 14, 2013)
(21)	Subsidiaries
21.1	Subsidiaries of The Alkaline Water Company Inc.
Alkaline Water Corp., Arizona corporation
Alkaline 88, LLC, Arizona limited liability company
(23)	Consents of Experts and Counsel
23.1*	Consent of Seale and Beers, CPAs
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Alkaline Water Company Inc.

By: /s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 14, 2015

By: /s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: July 14, 2015