Form 10-Q
period 2015-06-30
ALKALINE WATER Co INC
filed 2015-08-18
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

134,394,622 shares of common stock issued and outstanding as of August 13, 2015 .

THE ALKALINE WATER COMPANY INC.
QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$193,955	$90,113
Accounts receivable	489,586	416,373
Inventory	212,121	193,355
Prepaid Expenses	17,500	17,500
Total current assets	913,162	717,341

Fixed assets, net	1,131,721	1,199,900
Equipment deposits - related party	24,998	-
Total assets	$2,069,881	$1,917,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$760,432	$562,499
Accounts payable - related party	-	43,036
Accrued expenses	171,000	160,437
Revolving financing	208,870	242,875
Current portion of capital leases	216,501	209,544
Note payable, net of debt discount	177,583	-
Convertible notes payable, net of debt discount	11,899	-
Derivative liability	363,104	194,940
Total current liabilities	1,909,389	1,413,331

Long-term liabilities
Capitalize leases	204,209	233,770
Total Long-term liabilities	204,209	233,770

Total liabilities	2,113,598	1,647,101

Stockholders' deficit:

Preferred stock - $0.001 par value, 100,000,000 shares authorized.
Series A issued 20,000,000	20,000	20,000
Common stock, Class A, $0.001 par value, 1,125,000,000 shares authorized, 139,914,398 and 81,602,175 shares issued and outstanding as of June 30, 2015 and March 31, 2014, respectively	139,915	124,496
Additional paid in capital	13,003,348	11,777,994
Common stock issuable	-	-
Deficit accumulated	(13,206,980)	(11,652,350)
Total stockholders' deficit	$(43,717)	$270,140

Total liabilities and stockholders' deficit	$2,069,881	$1,917,241

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the quarter ended	For the quarter ended
	June 30, 2015	June 30, 2014

Revenue	$1,513,578	$572,049

Cost of goods sold	976,804	406,125

Gross profit	536,774	165,924

Operating expenses:
Sales and marketing expenses	626,681	226,780
General and administrative	1,151,540	2,138,753
Depreciation expense	71,029	16,534

Total operating expenses	1,849,250	2,382,067

Other Income (expenses):
Interest expense	(3,125)	(2,524)
Interest expense on redeemable preferred stock	-	(40,382)
Interest expense on capital lease	(52,566)	-
Fees paid on credit line	(11,716)	(7,057)
Amortization of debt discount	(6,583)	(414,370)
Other expenses	-	(11)
Loss on sales leaseback	-	(20,773)
Change in derivative liability	(168,164)	264,051

Total other expense	(242,154)	(221,066)

Net loss	$(1,554,630)	$(2,437,209)

Weighted average number of common shares outstanding - basic	131,870,049	94,019,973

Net loss per share - basic	$(0.01)	$(0.03)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the quarter ended	For the quarter ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,554,630)	(2,437,209)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	71,029	16,534
Shares issued for services	642,872	1,399,127
Amortization of debt discount	6,583	414,370
Interest expense relating to amortization of capital lease discount	25,524	-
Interest expense on redemmable preferred stock on intial issuance	-	-
Change in derivative liabilities	168,164	(264,051)
Changes in operating assets and liabilities:
Accounts receivable	(73,213)	6,011
Inventory	(18,766)	(295,864)
Prepaid expenses and other current assets	-	(4,694)
Accounts payable	197,933	170,837
Accounts payable - related party	(43,036)	(18,403)
Accrued expenses	10,563	14,936
Accrued interest	-	(19,829)

Net cash used in operating activities	(566,977)	(1,018,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,850)	(17,435)
Proceeds from sale lease back	-	208,773
Equipment Deposits - related party	(24,998)	(711,500)

Net cash used in investing activities	(27,848)	(520,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	250,000	-
Proceeds from convertible notes payable	50,000
Proceeds from revolving financing	(34,005)	46,138
Proceeds from sale of common stock, net	480,800	2,361,999
Repayment of capital lease	(48,128)	(5,204)
Repayment of redeemable preferred shares	-	(247,170)
Net cash provided by financing activities	698,667	2,155,763

NET CHANGE IN CASH	103,842	617,366

CASH AT BEGINNING OF PERIOD	90,113	2,665

CASH AT END OF PERIOD	$193,955	$620,031

SUPPLEMENTAL INFORMATION:
Interest paid	$30,167	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock conversion to common stock	$-	$252,830
Deferred discount on conversion of preferred stock	-	56,098
Fair value of derivate liability at isuance of Warrants	-	240,023

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of the Company for the period of inception (June 19, 2012) to June 30, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K dated June 30, 2014 and Company’s Annual Report on Form 10-K dated July 14, 2015. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim period are not indicative of annual results.

Principles of consolidation

For the period from June 19, 2012 to June 30, 2015, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to December 31, 2013 the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. We had $193,955 and $90,113 in cash and cash equivalents at June 30, 2015 and March 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value. Accounts receivable consisted of the following as of June 30, 2015 and March 31, 2015:

	June 30,	March 31,
	2015	2015
Trade receivables	$500,075	$426,862
Less: Allowance for doubtful accounts	(10,489)	(10,889
Net accounts receivable	$489,586	$416,373

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents packaging items, empty bottles, finished goods and other items valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. As of June 30, 2015 and March 31, 2015 inventory consisted of the following:

	June 30,	March 31 ,
	2015	2015
Raw materials	$151,487	$145,329
Finished goods	60,634	48,026
Total inventory	$212,121	$193,355

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

Concentration

The Company has 3 major customers that together account for 53% (25%, 17%, 11%, respectively) of accounts receivable at June 30, 2015, and 4 customers that together account for 52% (17% 14%, 11%, and 10%, respectively) of the total revenues earned for the three month ending June 30, 2015.

The Company has 5 vendors that accounted for 85% (22%, 18%, 17%, 17% and 11%, respectively) of purchases for the three months ending June 30, 2015.

The Company has 4 major customers that together account for 64% (23%, 18%, 12% and 11%, respectively) of accounts receivable at March 31, 2015, and 3 customers that together account for 47% (14%, 12%, and 11%, respectively) of the total revenues earned for the year ended March 31, 2015.

The Company has 5 vendors that accounted for 77% (19%, 16%, 16%, 15%and 11%, respectively) of purchases for the year ended March 31, 2015.

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

Recent pronouncements

During the three months ended June 30, 2015 and through August 10, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended June 30, 2015 of $(13,206,980). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	June 30,	March 31,
	2015	2015
Machinery and Equipment	$628,616	$625,766
Machinery under Capital Lease	735,781	735,781
Office Equipment	53,631	53,631
Leasehold Improvements	3,979	3,979
Less: Accumulated Depreciation	(290,286)	(219,257)
Fixed Assets, net	$1,131,721	$1,199,900

Depreciation expense for the three month periods ending June 30, 2015 and 2014 was $71,029 and $16,534, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water. Under this agreement, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $274,769 and reduced the deposit on equipment. During the three month period ending June 30, 2015 the company made a net deposit on equipment of $24,998 to Water Engineering Solutions. Water Engineering Solutions LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

The initial indebtedness is $500,000. The Company may request an increase to the initial indebtedness in $500,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. The amount borrowed on this facility as of June 30, 2015 was $208,870 and as of March 31, 2015 was $242,875.

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

During the period ended June 30, 2015 the Company issued shares of stock at $0.07 which reduced the exercise price of the Existing Warrants.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at June 30, 2015 is as follows:

Warrants (including placement agent)
Stock price	$0.128
Term (Years)	4 to 5
Volatility	140%
Exercise prices	$0.55 to 0.07
Dividend yield	0%

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of March 31, 2015.

		Fair Value Measurement at March 31, 2015
	Carrying
	Value at
	March 31, 2015	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$176,486	$-	$-	$176,486
Derivative warrants liability on common stock issuance including placement agent warrants	$18,454	$-	$-	$18,454
Total derivative liability	$194,940	$-	$-	$194,940

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of June 30, 2015.

		Fair Value Measurement at June 30, 2015
	Carrying
	Value at
	June 30, 2015	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$336,841	$-	$-	$336,841
Derivative warrants liability on common stock issuance including placement agent warrants	$26,262	$-	$-	$26,262
Total derivative liability	$363,103	$-	$-	$363,103

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2015 was $194,940 and the conversion feature liability was $0. At June 30, 2015 the fair value of these warrant liabilities was $363,103 and the conversion feature liability was $0. Changes in the derivative liability for the period ended June 30, 2015 consist of:

Three Months
Ended
June 30, 2015
Derivative liability at March 31, 2015	$194,940
Change in derivative liability – mark to market	168,164
Derivative liability at March 31, 2015	$363,103

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

Sale of Restricted Shares

During the period from May 7, 2015 through June 30, 2015 the Company sold units of our securities at a price of $0.07 per unit. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. The Company sold 6,868,572 units during the period ended June 30, 2015 consisting of 6,868,572 shares of common stock and 6,868,572 warrants for gross proceeds of $480,800.

The evaluated these transaction using ASC 480-10 “Distinguishing liabilities from equity” and ASC 505 -10 “Equity”. The Company sold 6,868,572units and issued 6,868,572shares of common stock and issued 6,868,572warrants. The warrant was valued using the Black-Scholes option pricing model with the following assumptions:

Market value of stock on purchase date	$0.075	to	$0.142
Risk-free interest rate	.59%	to	.72%
Dividend yield		0.00%
Volatility factor	121%	to	121%
Weighted average expected life (years)		2

The proceeds were allocated as follows:

Common stock	$253,793
Warrant	227,007
Total Proceeds	$480,800

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

On February 18, 2015, the Company issued 50,000 common shares to consultant for services rendered that were valued at the market value on that date of $0.07 per share.

On February 18, 2015, the Company issued 1,225,000 common shares to consultants for services rendered that were valued at the market value on that date of $0.10 per share.

On February 18, 2015, the Company issued 3,550,000 common shares to employees for services rendered that were valued at the market value on that date of $0.10 per share.

On April 7, 2015, the Company issued 2,000,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.070 per share.

On April 10, 2015, the Company issued 1,500,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.097 per share.

On April 27, 2015, the Company issued 2,000,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.080 per share.

On May 1, 2015, the Company issued 250,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.080 per share.

On May 6, 2015, the Company issued 300,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.097 per share.

On June 15, 2015 the Company issued 1,500,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.094 per share.

Common Stock Issued for in conjunction with Notes

On May 22, 2015, the Company issued 1,000,000 restricted common shares in conjunction with a $250,000 note payable that were valued at the market value on that date of $0.079 per share.

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

For the three month period ended June 30, 2015 and June 30, 2014 the Company has recognized compensation expense of $12,912 and $1,206,877, respectively, on the stock options granted that vested. The fair value of the unvested shares is $25,824 as of June 30, 2015. The aggregate intrinsic value of these options was $7,673 at June 30, 2015. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2014	6,000,000	$0.61	8.8
Granted	17,352,000	$0.14	9.1
Exercised	(182,000)	$0.01	9.5
Expired/Forfeited	(6,000,000)	$-	8.5
Outstanding at March 31, 2015	17,170,000	$0.14	8.5
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	$-	-
Outstanding at June 30, 2015	17,170,000	0.14	7.7
Exercisable at June 30, 2015	16,832,500	$0.14	8.5

Warrants

The following is a summary of the status of all of our warrants as of June 30, 2015 and changes during the period ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2014	8,310,415	$0.52
Granted	29,249,253	0.13
Exercised	(14,529,256)	(0.31)
Cancelled	-	0.00
Outstanding at March 31, 2015	23,030,412	0.14
Granted	7,582,858	0.10
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2015	30,613,270	0.13
Warrants exercisable at June 30, 2015	28,896,530	$0.13

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2015:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-
		Average
	Number of	Remaining
	Warrants	Contractual
Exercise Price	Outstanding	Life in Years
$0.1000	10,966,118	2.2
$ 0.12500	14,529,255	3.7
$ 0.1875	953,333	3.8
$ 0.2500	2,325,582	1.7
$ 0.5500	116,279.1
$ 0.6000	5,963	2.2

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

On June 29, 2015 the Company entered into a $50,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 714,286 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a accretion of $38,101 was provided and will be amortized over the 1 year term of the note. As of June 30, 2015 $0 was amortized. The Company determine that the bifurcated value of the transaction was:

Notes payable	$11,899
Intrinsic value of Conversion right Common stock	23,798
Fair value of the warrant	14,303
Total proceeds	$50,000

The fair value of the warrants granted during the period ended June 30, 2015 was estimated at the date of master lease agreement using the Black-Scholes option-pricing model and a level 3 valuation measure, with the following assumptions:

Market value of stock on purchase date	$0.075	to	$0.142
Risk-free interest rate	.59%	to	.72%
Dividend yield		0.00%
Volatility factor	121%	to	121%
Weighted average expected life (years)		2

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

At March 31, 2014, the Company had net operating loss carryforwards of approximately $3,190,000 and net operating loss carryforwards expire in 2023 through 2034.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2015, the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 12 – CAPITAL LEASE

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

NOTE 13 – NOTES PAYABLE

On May 11, 2015, the Company entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which the Company issued a secured term note of our company in the aggregate principal amount of $250,000, together with 1,000,000 shares of our common stock, in consideration for $250,000. The secured term note bears interest at the rate of 15% per annum and matures on May 11, 2016. We may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that we provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, we paid Assurance Funding Solutions LLC $10,000 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, we also entered into a general security agreement dated May 11, 2015 with Assurance Funding Solutions LLC. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $79,000 was provided and will be amortized over the 1 year term of the note. As of June 30, 2015 $72,417 was unamortized and amortization of debt discount for the three months period was $6,583.

NOTE 14 – CONVERTIBLE NOTES PAYABLE

On June 29, 2015 the Company entered into a $50,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 714,286 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a accretion of $38,101 was provided and will be amortized over the 1 year term of the note. As of June 30, 2015 $0 was amortized. The Company determine that the bifurcated value of the transaction was:

Notes payable	$11,899
Intrinsic value of Conversion right Common stock	23,798
Fair value of the warrant	14,303
Total proceeds	$50,000

NOTE 15 – SUBSEQUENT EVENTS

During the period from July 1, 2015 through July 16, 2015 the Company sold units of our securities at a price of $0.07 per unit. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. The Company sold 1,071,429 units during the period ended June 30, 2015 consisting of 1,071,429 shares of common stock and 1,071,429 warrants for $75,000 proceeds.

Between July 1, 2015 and July 16, 2015 the Company entered into $100,000 of Convertible promissory note were convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 1,428,572 warrants with a two year term an exercise price of $0.10 per share.

Between July 16, 2015 and August 11, 2015 1,338,797warrants were exercised in a cashless exercise and 1,457,771 warrants were forfeited.

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our”, the “Company” and “Alkaline” refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiary, Alkaline Water Corp., and Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC, unless otherwise specified.

Results of Operations

Our results of operations for the three months ended June 30, 2015 and June 30, 2014 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2015	2014
Revenue	$1,513,578	$572,049
Cost of goods sold	976,804	406,125
Gross profit	536,774	165,924
Net Loss (after operating expenses and other expenses)	$(1,554,630)	$(2,437,209)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2015 of $1,513,578, as compared to $572,049 three months ended June 30, 2015, an increase of 164% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of June 30, 2015, the product is now available in all 50 states at an estimated 17,500 retail locations. As of December 31, 2013 the product was in 5 states and only 500 stores. This increase has occurred primarily through the addition of 36 of the top national grocery retailers as customer. The Company distributes its product through several channels. The Company sells through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. The Company also sells its product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2015, we had cost of goods sold of $976,804, or 64.5% of net sales, as compared to cost of goods sold of $406,125or 71% of net sales, for three months ended June 30, 2014. The increase in gross profit is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended June 30, 2015 and June 30, 2014 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2015	2014
Sales and marketing expenses	$626,681	$226,780
General and administrative expenses	1,151,540	2,138,753
General and administrative expenses – related party	-	-
Depreciation expenses	71,029	16,534
Total operating expenses	$1,849,250	$2,382,067

During the for the three months ended June 30, 2015, our total operating expenses were $1,849,250, as compared to $2,382,067for the three months ended June 30, 2014.

For the three months ended June 30, 2015, the total included $626,681 of sales and marketing expenses and $1,151,540 of general and administrative expenses, consisting primarily of approximately $642,872 of stock option compensation expense, and $103,540 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended June 30, 2015.

For the three months ended June 30, 2014 the total included $226,780 of sales and marketing expenses and $2,138,753 of general and administrative expenses, consisting primarily of approximately $1,399,127 of shares stock option compensation expense, and $219,396 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended June 30, 2014.

Liquidity and Capital Resources

Working Capital

	June 30, 2015	March 31, 2015
Current assets	$913,162	$717,341
Current liabilities	1,909,389	1,413,331
Working capital (deficiency)	$(996,227)	$(695,990)

Current Assets

Current assets as of June 30, 2015 and March 31, 2015 primarily relate to $193,955 and $90,113 in cash, $489,586 and $416,373 in accounts receivable and $212,121and $193,355 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2015 and March 31, 2015 primarily relate to $760,432 and $562,498 in accounts payable, revolving financing of $208,870 and $242,875 and $363,104 and $194,940 in derivative liability, note payable of $177,583 and $0, current portion of capital leases of $216,501 and $209,544 and accrued expenses of $171,000 and $160,437 respectively.

Cash Flow

Our cash flows for the years ended June 30, 2015 and June 30, 2014 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2015	2014
Net Cash used in operating activities	$(566,977)	$(1,018,235)
Net Cash used in investing activities	(27,848)	(520,162)
Net Cash provided by financing activities	698,667	2,155,763
Net increase in cash and cash equivalents	$103,842	$617,366

Operating Activities

Net cash used in operating activities was $566,977 for the three months ended June 30, 2015, as compared to $1,018,235 used in operating activities for the three months ended June 30, 2014. The decrease in net cash used in operating activities was primarily due to reduction in inventory build, and better overall cash management.

Investing Activities

Net cash used in investing activities was $27,848 for the three months ended June 30, 2015, as compared to $520,162 used in investing activities for the three months ended June 30, 2014. The decrease in net cash used by investing activities was the result of no purchases of production equipment during the three months ended June 30, 2015.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2015 was $698,667, as compared to $2,155,763 for the three months ended June 30, 2014. The decrease of net cash provided by financing activities was mainly attributable to reduced sales of our common stock.

2015 Private Placement financing

During the three months ended June 30, 2015, we sold an aggregate of 6,868,572units of our securities at a price of $0.07 per unit for aggregate gross proceeds of $480,800. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years.

Subsequent to June 30, 2015, we sold an aggregate of 1,071,429 units of our securities at a price of $0.07 per unit for aggregate gross proceeds of $75,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years.

Convertible notes payable

Through July 16, 2015 we entered into several Convertible promissory note with 8% interest, 1 year term for $150,000 and issue 2,134,858 warrants with a two year term with an exercise price of $0.10 per share and convertible into Common stock at $0.07 per share.

2015 Secured Notes

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

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12-month will be $1,000,000 to $3,000,000. We will require additional cash resources to, among other things, increase manufacturing capacity, expand retail distribution and add support staff. If our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risk factors appears in our Annual Report on Form 10-K filed on July 14, 2015. There have been no material changes since July 14, 2015 from the risk factors disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 15, 2015 and July 17, 2015, we issued an aggregate of 905,716 shares of our common stock at a price of $0.07 per share to a warrant holder upon full exercise of the warrant to purchase an aggregate of 1,665,117 shares of our common stock on a cashless basis. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On July 24, 2015, we issued 78,081 shares of our common stock at a price of $0.07 per share to a warrant holder upon full exercise of the warrant to purchase an aggregate of 166,666 shares of our common stock on a cashless basis. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On August 11, 2015, we issued an aggregate of 365,000 shares of our common stock at a price of $0.07 per share to a warrant holder upon full exercise of the warrant to purchase an aggregate of 365,000 shares of our common stock on a cashless basis. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On June 29, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a convertible promissory note in the principal amount of $50,000 and 714,286 warrants in exchange for the loan in the amount of $50,000. The convertible promissory note bears simple interest at the rate of 8% per annum and matures on June 29, 2016. The lender has the option to convert the amount due under the convertible promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.10 until June 29, 2017. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On June 30, 2015, we entered into loan agreements with three lenders, pursuant to which we issued three convertible promissory notes in the aggregate principal amount of $75,000 and an aggregate of 1,071,429 warrants in exchange for the loans in the aggregate amount of $75,000. The convertible promissory notes bear simple interest at the rate of 8% per annum and mature on June 30, 2016. The lenders have the option to convert the amount due under the convertible promissory notes into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.10 until June 30, 2017. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On July 13, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a convertible promissory note in the principal amount of $25,000 and 357,143 warrants in exchange for the loan in the amount of $25,000. The convertible promissory note bears simple interest at the rate of 8% per annum and matures on July 13, 2016. The lender has the option to convert the amount due under the convertible promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.10 until July 13, 2017. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

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

10.18	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.19	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.20	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.21	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.22	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.23	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.24	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.25	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.26	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.27	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.28	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.29	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.30	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.31	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.32	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.33	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.34	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.35	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.36	Stock Option Agreement dated February 18, 2015 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.37	Stock Option Agreement dated February 18, 2015 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.38	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.39	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.40	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: August 18, 2015	By:	/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 18, 2015	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)