Form 10-Q
period 2015-09-30
ALKALINE WATER Co INC
filed 2015-11-23
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
149,554,694 shares of common stock issued and outstanding as of November 16, 2015.

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$38,695	$90,113
Accounts receivable	664,554	416,373
Inventory	257,428	193,355
Prepaid expenses	2,500	17,500

Total current assets	963,177	717,341

Fixed assets - net	1,060,621	1,199,900
Equipment deposits - related party	139,997	-

Total assets	$2,163,795	$1,917,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$903,008	$562,499
Accounts payable - related parties	-	43,036
Accrued expenses	192,228	160,437
Revolving financing	256,769	242,875
Current portion of capital leases	276,162	209,544
Note payable, net of debt discount	197,333	-
Note payable with original issue discount, net of debt discount	90,750	-
Convertible notes payable, net of debt discount	50,000	-
Derivative liability	237,602	194,940

Total current liabilities	2,203,852	1,413,331

Long-term Liabilities
Capitalized leases	119,326	233,770

Total long-term liabilities	119,326	233,770

Total liabilities	$2,323,178	$1,647,101

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000	20,000	20,000
Common stock, Class A - $0.001 par value, 1,125,000,000 shares authorized, 149,054,625 and 81,602,175 shares issued and outstanding at	149,055	124,496
September 30, 2015 and March 31, 2015, respectively
Additional paid in capital	13,908,219	11,777,994
Common stock issuable	(35,000)	-
Accumulated deficit	(14,201,657)	(11,652,350)

Total stockholders' deficit	(159,383)	270,140

Total liabilities and stockholders' deficit	$2,163,795	$1,917,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$1,719,268	$1,022,823	$3,232,846	$1,594,872

Cost of Goods Sold	1,105,522	648,818	2,082,326	1,054,943

Gross Profit	613,746	374,005	1,150,520	539,929

Operating expenses
Sales and marketing expenses	768,055	415,973	1,394,736	642,753
General and administrative	736,922	2,284,084	1,888,462	4,422,837
Depreciation	71,100	41,534	142,129	58,068

Total operating expenses	1,576,077	2,741,591	3,425,327	5,123,658

Total operating loss	(962,331)	(2,367,586)	(2,274,807)	(4,583,729)

Other income (expense)
Interest income	10	-	10	-
Interest expense	(11,875)	(9,803)	(15,000)	(12,326)
Interest expense on capital lease	(51,300)	-	(103,866)	(40,383)
Fees paid on credit line	(13,183)	(11,485)	(24,899)	(18,542)
Amortization of debt discount and accretion	(81,500)	-	(88,083)	(414,370)
Other expenses	-	6	-	(5)
Loss on sale leaseback	-	20,773	-	-
Change in derivative liability	125,502	91,034	(42,662)	355,086

Total other income (expense)	(32,346)	90,525	(274,500)	(130,540)

Net loss	$(994,677)	$(2,277,061)	$(2,549,307)	$(4,714,269)

EARNINGS PER SHARE (Basic)	$(0.01)	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	144,990,669	107,731,694	138,438,468	100,877,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,549,307)	$(4,714,269)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	142,129	58,068
Stock compensation expense	918,584	3,014,306
Amortization of debt discount and accretion	88,083	414,370
Interest expense relating to amortization of capital lease discount	51,277	-
Change in derivative liabilities	42,662	(355,086)
Changes in operating assets and liabilities:
Accounts receivable	(248,181)	(286,271)
Inventory	(64,073)	(385,241)
Prepaid expenses and other current assets	15,000	(18,304)
Accounts payable	340,509	291,176
Accounts payable - related party	(43,036)	(18,403)
Accrued expenses	31,791	(5,679)
Accrued interest	-	(17,429)

NET CASH USED IN OPERATING ACTIVITIES	(1,274,562)	(2,022,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,850)	(317,673)
Proceeds from sale lease-back	-	208,773
Equipment deposits - related party	(139,997)	(668,772)

CASH USED IN INVESTING ACTIVITIES	(142,847)	(777,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	430,000	-
Proceeds from convertible note payable	275,000	-
Proceeds from revolving financing	13,894	229,643
Proceeds from sale of common stock, net	746,200	2,361,999
Proceeds for the exercise of warrants, net	-	874,650
Repayment of capital lease	(99,103)	(20,870)
Repayment of redeemable preferred shares	-	(247,170)

CASH PROVIDED BY FINANCING ACTIVITIES	1,365,991	3,198,252

NET CHANGE IN CASH	(51,418)	397,818

CASH AT BEGINNING OF PERIOD	90,113	2,665

CASH AT END OF PERIOD	$38,695	$400,483

INTEREST PAID	$67,362	$-

Preferred stock conversion to common stock	-	252,830
Deferred discount on conversion of preferred stock	-	56,098
Fair value of derivative liability at issuance of warrants	-	389,710
Fair value of derivative liability at exercise of warrants	-	150,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of the Company on Form 10-K for the period ended March 31, 2015 as filed on July 14, 2015. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim period are not indicative of annual results.

Principles of Consolidation

For the period from June 19, 2012 to September 30, 2015, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to December 31, 2013 the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. We had $38,695 and $90,113 in cash and cash equivalents at September 30, 2015 and March 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value. Accounts receivable consisted of the following as of September 30, 2015 and March 31, 2015:

	September 30,	March 31,
	2015	2015
Trade receivables	$675,043	$426,862
Less: Allowance for doubtful accounts	(10,889)	(10,889)
Net accounts receivable	$664,554	$416,373

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents packaging items, empty bottles, finished goods and other items valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. As of September 30, 2015 and March 31, 2015 inventory consisted of the following:

	September 30,	March 31 ,
	2015	2015
Raw materials	$219,825	$145,329
Finished goods	37,603	48,026
Total inventory	$257,428	$193,355

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

Concentration

The Company has 3 major customers that together account for 58% (31%, 18%, 10%, respectively) of accounts receivable at September 30, 2015, and 4 customers that together account for 58% (19% 15%, 14%, and 10%, respectively) of the total revenues earned for the three months ending September 30, 2015.

The Company has 4 vendors that accounted for 84% (29%, 20%, 19%, and 16%, respectively) of purchases for the three months ending September 30, 2015.

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

Recent Pronouncements

During the six months ended September 30, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended September 30, 2015 of $(14,201,657). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	September 30,	March 31,
	2015	2015
Machinery and Equipment	$628,616	$625,766
Machinery under Capital Lease	735,781	735,781
Office Equipment	53,631	53,631
Leasehold Improvements	3,979	3,979
Less: Accumulated Depreciation	(361,369)	(219,257)
Fixed Assets, net	$1,060,621	$1,199,900

Depreciation expense for the six months ending September 30, 2015 and 2014 was $142,129 and $58,068, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water. Under this agreement, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $274,769 and reduced the deposit on equipment. During the six months ended September 30, 2015 the company made a net deposit on equipment of $139,997 to Water Engineering Solutions LLC. Water Engineering Solutions LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

The initial indebtedness is $500,000. The Company may request an increase to the initial indebtedness in $500,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. The amount borrowed on this facility as of September 30, 2015 was $256,769 and as of March 31, 2015 was $242,875.

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

During the period ended September 30, 2015 the Company issued shares of stock at $0.07 which reduced the exercise price of the Existing Warrants.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at September 30, 2015 is as follows:

Warrants (including placement agent)
Stock price	$0.098
Term (Years)	4 to 5
Volatility	126%
Exercise prices	$0.55 to 0.07
Dividend yield	0%

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of September 30, 2015.

		Fair Value Measurement at September 30, 2015
	Carrying
	Value at
	September 30, 2015	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$215,327	$-	$-	$215,327
Derivative warrants liability on common stock issuance including placement agent warrants	$22,275	$-	$-	$22,275
Total derivative liability	$237,602	$-	$-	$237,602

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2015 was $194,940 and the conversion feature liability was $0. At September 30, 2015 the fair value of these warrant liabilities was $237,602 and the conversion feature liability was $0. Changes in the derivative liability for the period ended September 30, 2015 consist of:

Six Months
Ended
September 30, 2015
Derivative liability at March 31, 2015	$194,940
Change in derivative liability – mark to market	42,662
Derivative liability at September 30, 2015	$237,602

NOTE 7 – PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Convertible preferred shares

On November 7, 2013, the Company sold to certain institutional investors an aggregate of 500 shares of 10% Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a stated value of $1,000 per share of Series B Preferred Stock for gross proceeds of $500,000. Additionally, the investors also received Series A, Series B and Series C common stock purchase warrants. The Series A warrants will be exercisable into 1,162,791 shares of our common stock at an exercise price of $0.55 per share, the Series B warrants will be exercisable into 1,162,791 shares of our common stock at an exercise price of $0.43 per share and the Series C warrants will be exercisable into 1,162,791 shares our common stock at an exercise price of $0.55 per share. Holders of the Series B Preferred Stock will be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, payable semi-annually. Each share of the Series B Preferred Stock will be convertible at the option of the holder thereof into that number of shares of common stock determined by dividing the stated value of such share of the Series B Preferred Stock by the conversion price of $0.43, subject to later adjustment. On November 4, 2013, we also entered into a registration rights agreement with the investors pursuant to which we are obligated to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants.

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

NOTE 8 - STOCKHOLDERS' EQUITY

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

Sale of Restricted Shares

During the period from May 7, 2015 through September 30, 2015 the Company sold units of our securities at a price of $0.07 per unit. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. The Company sold 11,160,002 units during the period ended September 30, 2015 consisting of 11,160,002 shares of common stock and 11,160,002 warrants for gross proceeds of $781,200.

The evaluated these transaction using ASC 480-10 “Distinguishing liabilities from equity” and ASC 505 -10 “Equity”. The Company sold 11,160,002 units and issued 11,160,002 shares of common stock and issued 11,160,002 warrants. The warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Market value of stock on purchase date	$0.075	to	$0.142
Risk-free interest rate	26%	to	1.42%
Dividend yield		0.00%
Volatility factor	116%	to	161%
Weighted average expected life (years)		2

The proceeds were allocated as follows:

Common stock	$414,036
Warrant	367,164
Total proceeds	$781,200

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

On August 25, 2015 the Company issued 1,500,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.109 per share.

On August 27, 2015 the Company issued 300,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $0.101 per share.

On August 28, 2015 the Company issued 200,000 common shares to consultant for services rendered that were valued at the market value on that date of $0.100 per share.

September 30, 2015 the Company issued 500,000 common shares to consultant for services rendered that were valued at the market value on that date of $0.098 per share.

Common Stock Issued in Conjunction with Notes

On May 22, 2015, the Company issued 1,000,000 restricted common shares in conjunction with a $250,000 note payable that were valued at the market value on that date of $0.079 per share.

On August, 20, 2015, the Company issued 1,000,000 restricted common shares in conjunction with a $240,000 note payable that were valued at the market value on that date of $0.115 per share.

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

For the six months ended September 30, 2015 and September 30, 2014 the Company has recognized compensation expense of $892,760 and $2,198,838 respectively, on the stock options granted that vested. The fair value of the unvested shares is $12,192 as of September 30, 2015. The aggregate intrinsic value of these options was $0 at September 30, 2015. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2014	6,000,000	$0.61	8.8
Granted	17,352,000	$0.14	9.1
Exercised	(182,000)	$0.01	9.5
Expired/Forfeited	(6,000,000)	$-	8.5
Outstanding at March 31, 2015	17,170,000	$0.14	8.5
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	$-	-
Outstanding at September 30, 2015	17,170,000	0.14	7.7
	17,170,000
Exercisable at September 30, 2015		$0.14	8.5

Warrants

The following is a summary of the status of all of our warrants as of September 30, 2015 and changes during the period ended on that date:

			Weighted-
	Number		Average
	of Warrants		Exercise Price
Outstanding at March 31, 2014	8,310,415		$0.52
Granted	29,249,253		0.13
Exercised	(14,529,256)		(0.31)
Cancelled	-		0.00
Outstanding at March 31, 2015	23,030,412		0.14
Granted	15,260,014		0.10
Exercised	(1,348,797	)-	-
Cancelled or Expired	(3,173,568	)-	-
Outstanding at September 30, 2015	33,768,061		0.11
Warrants exercisable at September 30, 2015	32,051,321		$0.11

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2015:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
		Weighted-
		Average
	Number of	Remaining
	Warrants	Contractual
Exercise Price	Outstanding	Life in Years
$0.1000	20,360,014	2
$ 0.12500	12,332,472	3.5
$ 0.1875	953,333	3.5

$ 0.5500	116,279	3.3
$ 0.6000	5,963	3.3

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

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for 3,600,000 and issue a warrant to purchase 5,100,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.10 per share for a period of five years. 900,000 shares vested on October 22, 2014, 665,822 shares on October 28, 2014, 680,277 shares on December 22, 2014, 347,271 shares on February 3, 2015 and 789,940 shares on March 5, 2015. The remaining 905,267 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draw on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

On June 29, 2015 the Company entered into a $50,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 714,286 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $50,000 was provided and will be amortized over the 1-year term of the note. As of September 30, 2015 $12,500 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1 year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1 year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 7, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1 year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 13, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1 year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 17, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1 year term of the note. As of September 30, 2015 $6,250 was amortized.

On September 28, 2015 the Company entered into a $75,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 15% annual interest rate, 7-month term and rights to 1,600,000 warrants with a two year term an exercise price of $0.10 per share and 500,000 shares of restricted stock The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $75,000 was provided and will be amortized over the 7 month term of the note. As of September 30, 2015 $0 was amortized. The fair value of the warrants granted during the period ended September 30, 2015 was estimated at the date of agreement using the Black-Scholes option-pricing model and a level 3 valuation measure, with the following assumptions:

Market value of stock on purchase date	$0.075	to	$0.142
Risk-free interest rate	26%	to	1.42%
Dividend yield		0.00%
Volatility factor	116%	to	161%
Weighted average expected life (years)		2

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

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water. Under this agreement, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $278,769 and reduced the deposit on equipment. During the six months ended September 30, 2015 the company made a net deposit on equipment of $139,997 to Water Engineering Solutions. Water Engineering Solutions, LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2015, the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 12 – CAPITAL LEASE

On January 17, 2014, the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water with a stated value of $190,756 and agreed to a 60-month term at $3,864 per month and a purchase option of $1 which commenced on May 1, 2014.

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

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 3,600,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.125 per share for a period of five years. 900,000 shares vested.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for 3,600,000 and issue a warrant to purchase 5,100,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $0.10 per share for a period of five years. 900,000 shares vested on October 22, 2014, 665,822 shares on October 28, 2014, 680,277 shares on December 22, 2014, 347,271 shares on February 3, 2015 and 789,940 shares on March 5, 2015. The remaining 905,267 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draw on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

During the year ended March 31, 2015 the Company agreed to lease the specialized equipment used to make our alkaline water with a value of $735,781 under the above Master Lease agreement. The Company evaluated this lease under (ASC) 840-30 “Leases- Capital Leases” and concluded that these lease where a capital asset.

NOTE 13 – NOTES PAYABLE

On May 11, 2015, the Company entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which the Company issued a secured term note of our company in the aggregate principal amount of $250,000, together with 1,000,000 shares of our common stock, in consideration for $250,000. The secured term note bears interest at the rate of 15% per annum and matures on May 11, 2016. We may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that we provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, we paid Assurance Funding Solutions LLC $10,000 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, we also entered into a general security agreement dated May 11, 2015 with Assurance Funding Solutions LLC. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $79,000 was provided and will be amortized over the 1 year term of the note. As of September 30, 2015 $52,667 was unamortized and amortization of debt discount for the six months period was $26,333.

On August 19, 2015, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured term note of our company in the aggregate principal amount of $240,000, together with 1,000,000 shares of our common stock, in consideration for $200,000. The secured term note bears requires months payments of $20,000 per month and final payment is due on August 20, 2016.

NOTE 14 – CONVERTIBLE NOTES PAYABLE

On June 29, 2015 the Company entered into a $50,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 714,286 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 50,000 was provided and will be amortized over the 1-year term of the note. As of September 30, 2015 $12,500 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 25,000 was provided and will be amortized over the 1-year term of the note. As of September 30, 2015 $6,250was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 25,000 was provided and will be amortized over the 1-year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 25,000 was provided and will be amortized over the 1-year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 7, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 25,000 was provided and will be amortized over the 1-year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 13, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 25,000 was provided and will be amortized over the 1-year term of the note. As of September 30, 2015 $6,250 was amortized.

On July 17, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 8% annual interest rate, 1 year term and rights to 357,143 warrants with a two year term an exercise price of $0.10 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 25,000 was provided and will be amortized over the 1 year term of the note. As of September 30, 2015 $6,250 was amortized.

On September 28, 2015 the Company entered into a $75,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 15% annual interest rate, 7 month term and rights to 1,600,000 warrants with a two year term an exercise price of $0.10 per share and 500,000 shares of restricted stock The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 75,000 was provided and will be amortized over the 7 month term of the note. As of September 30, 2015 $0 was amortized.

NOTE 15 – SUBSEQUENT EVENTS

Between October 1, 2015 through November 13, 2015, the Company entered into $160,000 of convertible promissory notes that were convertible into common stock at $0.07 per share. The convertible promissory notes had an 8% annual interest rate, seven month term and rights to 2,285,715 warrants with a two year term an exercise price of $0.07 per share.

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

Results of Operations

Our results of operations for the three months ended September 30, 2015 and September 30, 2014 are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
Revenue	$1,719,268	$1,022,823
Cost of goods sold	1,105,522	648,848
Gross profit	613,746	374,005
Net Loss (after operating expenses and other expenses)	$(994,677)	$(2,277,061)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2015 of $1,719,268, as compared to $1,022,823 three months ended September 30, 2014, an increase of 168%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of September 30, 2015, the product is now available in all 50 states at an estimated 20,000 retail locations. This increase has occurred primarily through the addition of 37 of the top national grocery retailers as customer. The Company distributes its product through several channels. The Company sells through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. The Company also sells its product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended September 30, 2015, we had cost of goods sold of $1,105,522, or 64.3% of net sales, as compared to cost of goods sold of $648,848 or 63.4% of net sales, for three months ended September 30, 2014. The increase in gross profit is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended September 30, 2015 and September 30, 2014 are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
Sales and marketing expenses	$768,055	$415,973
General and administrative expenses	736,922	2,284,084
General and administrative expenses – related party	-	-
Depreciation expenses	71,100	41,534
Total operating expenses	$1,576,077	$2,741,591

During the for the three months ended September 30, 2015, our total operating expenses were $1,576,077, as compared to $2,741,591 for the three months ended September 30, 2014.

For the three months ended September 30, 2015, the total included $768,055 of sales and marketing expenses and $736,922 of general and administrative expenses, consisting primarily of approximately $262,800 of stock option compensation expense, and $168,500 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended September 30, 2015.

For the three months ended September 30, 2014 the total included $415,973 of sales and marketing expenses and $2,284,084 of general and administrative expenses, consisting primarily of approximately $$991,961 of shares stock option compensation expense, and $219,396 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended September 30, 2014.

Our results of operations for the six months ended September 30, 2015 and September 30, 2014 are as follows:

	For the Six	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
Revenue	$3,232,864	$1,594,872
Cost of goods sold	2,082,326	1,054,943
Gross profit	1,150,5220	539,929
Net Loss (after operating expenses and other expenses)	$(2,549,307)	$(4,714,269)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the six months ended September 30, 2015 of $3,232,864, as compared to $1,594,872 for the six months ended September 30, 2014, an increase of 202%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of September 30, 2015, the product is now available in all 50 states at an estimated 20,000 retail locations.. This increase has occurred primarily through the addition of 37 of the top national grocery retailers as customer. The Company distributes its product through several channels. The Company sells through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. The Company also sells its product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2015, we had cost of goods sold of $2,082,326, or 64.4% of net sales, as compared to cost of goods sold of $1,054,943 or 66.1% of net sales, for the six months ended September 30, 2014.

Expenses

Our operating expenses for the six months ended September 30, 2015 and September 30, 2014 are as follows:

	For the Six	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
Sales and marketing expenses	$1,394,736	$642,733
General and administrative expenses	1,888,462	4,422,837
General and administrative expenses – related party	-	-
Depreciation expenses	142,129	58,068
Total operating expenses	$3,425,327	$5,123,658

During the for the six months ended September 30, 2015, our total operating expenses were $3,425,327, as compared to $5,123,658 for the six months ended September 30, 2014.

For the six months ended September 30, 2015, the total included $1,394,736 of sales and marketing expenses and $1,888,462 of general and administrative expenses, consisting primarily of approximately $892,760 of stock option compensation expense, and $203,540 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the six months ended September 30, 2015.

For the six months ended September 30, 2014 the total included $642,733 of sales and marketing expenses and $4,422,837 of general and administrative expenses, consisting primarily of approximately $2,198,838 of shares stock option compensation expense, and $272,040 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the six months ended September 30, 2014.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	March 31, 2015
Current assets	$963,177	$717,341
Current liabilities	2,203,852	1,413,331
Working capital (deficiency)	$(1,240,675)	$(695,990)

Current Assets

Current assets as of September 30, 2015 and March 31, 2015 primarily relate to $38,695 and $90,113 in cash, $664,554 and $416,373 in accounts receivable and $257,428 and $193,355 in inventory, respectively.

Current Liabilities

Current liabilities as of September 30, 2015 and March 31, 2015 primarily relate to $903,008 and $562,498 in accounts payable, revolving financing of $256,769 and $242,875 and $237,602 and $194,940 in derivative liability, notes payable of $338,083and $0, current portion of capital leases of $276,162 and $209,544 and accrued expenses of $192,228 and $160,437 respectively.

Cash Flow

Our cash flows for the period ended September 30, 2015 and September 30, 2014 are as follows:

	For the Six	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
Net Cash used in operating activities	$(1,274,562)	$(2,022,762)
Net Cash used in investing activities	(142,847)	(777,672)
Net Cash provided by financing activities	1,365,991	3,198,252
Net increase in cash and cash equivalents	$(51,418)	$397,818

Operating Activities

Net cash used in operating activities was $1,274,562 for the six months ended September 30, 2015, as compared to $2,022,762 used in operating activities for the six months ended September 30, 2014. The decrease in net cash used in operating activities was primarily due to reduction in inventory build, and better overall cash management.

Investing Activities

Net cash used in investing activities was $142,847 for the six months ended September 30, 2015, as compared to $777,672 used in investing activities for the six months ended September 30, 2014. The decrease in net cash used by investing activities was the result of no purchases of production equipment during the six months ended September 30, 2015.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2015 was $1,365,991, as compared to $3,198,252 for the six months ended September 30, 2014. The decrease of net cash provided by financing activities was mainly attributable to reduced sales of our common stock.

2015 Private Placement financing

During the six months ended September 30, 2015 the Company sold units of our securities at a price of $0.07 per unit. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. The Company sold 11,160,002 units during the six months ended September 30, 2015 consisting of 11,160,002 shares of common stock and 11,160,002 warrants for gross proceeds of $746,200.

Convertible notes payable

From June 29, 2015 through September 30, 2015 we entered into several convertible promissory note with 8% interest, 1 year term for $360,000 and issued 5,142,857 warrants with a two year term with an exercise price of $0.10 per share and convertible into Common stock at $0.07 per share.

On September 28, 2015 the Company entered into a $75,000 Convertible promissory note was convertible into Common stock at $0.07 per share. The Convertible promissory note had an 15% annual interest rate, 7 month term and rights to 1,600,000 warrants with a two year term an exercise price of $0..07 per share and 500,000 shares of restricted stock.

Between October 1, 2015 and November 13, 2015, the Company entered into $160,000 of convertible promissory notes that were convertible into common stock at $0.07 per share. The convertible promissory notes had an 8% annual interest rate, 7 month term and rights to 2,285,715 warrants with a two year term an exercise price of $0.07 per share.

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

On August 20, 2015, we entered into a securities purchase agreement pursuant to which we issued a secured term note of our company in the aggregate principal amount of $240,000, together with 1,000,000 shares of our common stock, in consideration for $200,000. The secured term note bears requires monthly payments of $20,000 per month and final payment is due on August 20, 2016.

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12-month will be $3,000,000 to $5,000,000. We will require additional cash resources to, among other things, increase manufacturing capacity, expand retail distribution and add support staff. If our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in our Annual Report on Form 10-K as filed on July 14, 2015. There have been no material changes since July 14, 2015 from the risk factors disclosed in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 13, 2015, we sold 214,286 units of our securities at a price of $0.07 per unit for gross proceeds of $15,000.02. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On August 4, 2015, we sold 1,500,000 units of our securities at a price of $0.07 per unit for gross proceeds of $105,000. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On August 8, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000.01. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On August 7, 2015, we sold 357,143 units of our securities at a price of $0.07 per unit for gross proceeds of $25,000.01. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On August 19, 2015, we sold 720,000 units of our securities at a price of $0.07 per unit for gross proceeds of $50,400.00. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On August 19, 2015, we sold 285,715 units of our securities at a price of $0.07 per unit for gross proceeds of $20,000.05. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.10 per share for a period of two years. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On July 7, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a convertible promissory note in the principal amount of $25,000 and 357,143 warrants in exchange for the loan in the amount of $25,000. The convertible promissory note bears simple interest at the rate of 8% per annum and matures on July 7, 2016. The lender has the option to convert the amount due under the convertible promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.10 until July 7, 2017. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On July 17, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a convertible promissory note in the principal amount of $25,000 and 357,143 warrants in exchange for the loan in the amount of $25,000. The convertible promissory note bears simple interest at the rate of 8% per annum and matures on July 17, 2016. The lender has the option to convert the amount due under the convertible promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.10 until July 17, 2017. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On August 20, 2015, we entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which we sold a secured term note of our company in the principal amount of $240,000, together with 1,000,000 shares of our common stock, in consideration for $200,000. The secured note matures on August 20, 2016. The principal amount of the note is to be paid at the rate of $20,000 per month, commencing on September 20, 2015 and the 20th calendar day of each successive month until the maturity date. We may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that we provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, we paid Assurance Funding Solutions LLC $2,500 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, we also entered into a general security agreement dated August 20, 2015 with Assurance Funding Solutions LLC. The issuance and sale of securities by us under the securities purchase agreement with Assurance Funding Solutions LLC was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In consideration for the consulting services rendered to our company pursuant to an amendment effective as of August 25, 2015 to the service agreement dated April 10, 2015, we issued 1,500,000 shares of our common stock to a consultant effective as of August 25, 2015. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

In consideration for the services rendered to our company pursuant to a marketing authorization agreement dated November 4, 2014, we issued 300,000 shares of our common stock to a service provider effective as of August 27, 2015. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

On September 24, 2015, we entered into a securities purchase agreement with one lender, pursuant to which we issued a convertible promissory note in the principal amount of $82,500 and 1,600,000 warrants in consideration for $75,000. The convertible promissory note matures seven months from the date of payment and bears a one-time interest charge of 8%, payable on the maturity date. The lender has the option to convert the amount due under the convertible promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.07 for a period of five years. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On October 2, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a promissory note in the principal amount of $50,000 and 714,286 warrants in exchange for the loan in the amount of $50,000. The promissory note bears interest at the rate of 8% per annum, payable quarterly, and matures on May 2, 2016. The lender has the option to convert the amount due under the promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.07 until October 2, 2017. We also granted the lender a registration right. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On October 2, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a promissory note in the principal amount of $10,000 and 142,857 warrants in exchange for the loan in the amount of $10,000. The promissory note bears interest at the rate of 8% per annum, payable quarterly, and matures on May 2, 2016. The lender has the option to convert the amount due under the promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.07 until October 2, 2017. We also granted the lender a registration right. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On October 2, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a promissory note in the principal amount of $25,000 and 357,143 warrants in exchange for the loan in the amount of $25,000. The promissory note bears interest at the rate of 8% per annum, payable quarterly, and matures on May 2, 2016. The lender has the option to convert the amount due under the promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.07 until October 2, 2017. We also granted the lender a registration right. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On October 5, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a promissory note in the principal amount of $25,000 and 357,143 warrants in exchange for the loan in the amount of $25,000. The promissory note bears interest at the rate of 8% per annum, payable quarterly, and matures on May 5, 2016. The lender has the option to convert the amount due under the promissory note into shares of our common stock at a conversion price of $0.07 per share. Each warrant is exercisable into one share of our common stock at an exercise price of $0.07 until October 5, 2017. We also granted the lender a registration right. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On October 28, 2015, we entered into a securities purchase agreement with one lender, pursuant to which we sold a term note of our company in the aggregate principal amount of $125,000, together with 500,000 shares of our common stock, in consideration for $125,000. The term note bears interest at the rate of 15% per annum and matures on October 28, 2016. We may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that we provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, we paid the lender $2,500 for legal fees incurred by it and granted it piggyback registration rights. The issuance and sale of securities by us under the securities purchase agreement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

On November 13, 2015, we entered into a loan agreement with one lender, pursuant to which we issued a promissory note in the principal amount of $50,000 and 714,286 warrants in exchange for the loan in the amount of $50,000. The promissory note bears interest at the rate of 8% per annum, payable quarterly, and matures on June 13, 2016. The lender has the option to convert the amount due under the promissory note into shares of our common stock at a conversion price of $0.07 per share. We may prepay the note in full (with a 110% premium of face) or in part at any time. Each warrant is exercisable into one share of our common stock at an exercise price of $0.10 until November 13, 2017. We also granted the lender a registration right. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
Number
(1)	Underwriting Agreement
1.1	Engagement Agreement dated October 7, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.2	Amendment Agreement to Engagement Agreement dated November 1, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1/A, filed on January 9, 2014)
1.3	Amendment Agreement to Engagement Agreement dated November 25, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.4	Termination Agreement for Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
1.5	Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Private Placement Subscription Agreement dated February 21, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.3	Private Placement Subscription Agreement dated April 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.4	Private Placement Subscription Agreement dated May 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.5	Private Placement Subscription Agreement dated May 29, 2013 with Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)

10.6	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
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

10.18	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.19	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.20	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.21	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.22	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.23	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.24	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.25	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.26	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.27	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.28	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.29	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.30	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.31	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.32	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)

10.33	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.34	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.35	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.36	Stock Option Agreement dated February 18, 2015 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.37	Stock Option Agreement dated February 18, 2015 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.38	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.39	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.40	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.41*	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.42*	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC
10.43*	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: November 23, 2015	By:	/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 23, 2015	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)