Form 10-Q
period 2015-12-31
ALKALINE WATER Co INC
filed 2016-02-22
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,719,040 shares of common stock issued and outstanding as of February 22, 2016.

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)
	December 31, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$109,781	$90,113
Accounts receivable	699,208	416,373
Inventory	201,319	193,355
Prepaid expenses	2,500	17,500

Total current assets	1,012,808	717,341

Fixed assets - net	1,005,028	1,199,900
Equipment deposits - related party	194,997	-

Total assets	$2,212,833	$1,917,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$678,917	$562,499
Accounts payable - related parties		43,036
Accrued expenses	211,069	160,437
Revolving financing	383,936	242,875
Current portion of capital leases	234,224	209,544
Note payable, net of debt discount	1,034,608	-
Note payable with original issue discount, net of debt discount	65,999	-
Convertible notes payable, net of debt discount	146,250	-
Derivative liability	7,747	194,940

Total current liabilities	2,762,750	1,413,331

Long-term Liabilities
Capitalized leases	133,997	233,770

Total long-term liabilities	133,997	233,770

Total liabilities	$2,896,747	$1,647,101

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000	20,000	20,000
Common stock, Class A - $0.001 par value, 22,500,000 shares authorized 3,291,880 and 1,632,044 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	3,292	2,490
Additional paid in capital	14,589,172	11,900,000
Accumulated deficit	(15,296,378)	(11,652,350)

Total stockholders' deficit	(683,914)	270,140

Total liabilities and stockholders' deficit	$2,212,833	$1,917,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenue	$1,777,701	$857,835	$5,010,547	$2,452,707

Cost of Goods Sold	1,152,514	588,568	3,234,840	1,643,511

Gross Profit	625,187	269,267	1,775,707	809,196

Operating expenses
Sales and marketing expenses	703,942	420,996	2,098,678	1,063,749
General and administrative	739,690	562,159	2,628,152	4,984,996
Depreciation	72,204	49,733	214,333	107,801

Total operating expenses	1,515,836	1,032,888	4,941,163	6,156,546

Total operating loss	(890,649)	(763,621)	(3,165,456)	(5,347,350)

Other income (expense)
Interest income	14	11	24	11
Interest expense	(21,303)	1,633	(36,303)	(10,693)
Interest expense - accretive	(13,332)	-	(13,332)	-
Interest expense on capital lease	(49,255)	-	(153,121)	-
Interest expense on redeemable preferred stock	-	-	-	(40,383)
Fees paid on credit line	(15,222)	(12,223)	(40,121)	(30,765)
Capital lease discount	-	(14,294)	-	(14,294)
Amortization of debt discount and accretion	(195,000)	-	(283,083)	(414,370)
Other expenses	-	(282)	-	(287)
Change in derivative liability	90,026	22,466	47,364	377,552

Total other income (expense)	(204,072)	(2,689)	(478,572)	(133,229)

Net loss	$(1,094,721)	$(766,310)	$(3,644,028)	$(5,480,579)

EARNINGS PER SHARE (Basic)	$(0.36)	$(0.32)	$(1.29)	$(2.56)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	3,006,148	2,387,219	2,831,761	2,140,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC. CONDENSED
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,644,028)	$(5,480,579)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	214,333	107,801
Stock compensation expense	1,111,445	3,038,573
Amortization of debt discount and accretion	296,415	414,370
Interest expense relating to amortization of capital lease discount	77,029	14,294
Change in derivative liabilities	(47,364)	(377,552)
Changes in operating assets and liabilities:
Accounts receivable	(282,835)	(155,283)
Inventory	(7,964)	(323,671)
Prepaid expenses and other current assets	15,000	-
Accounts payable	116,418	138,334
Accounts payable - related party	(43,036)	(18,403)
Accrued expenses	50,632	(2,189)

NET CASH USED IN OPERATING ACTIVITIES	(2,143,955)	(2,644,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(19,461)	(768,533)
Proceeds from sale lease-back		208,773
Equipment deposits - related party	(194,997)	(188,289)

CASH USED IN INVESTING ACTIVITIES	(214,458)	(748,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,325,000	-
Proceeds from convertible note payable	435,000	-
Proceeds from revolving financing	141,061	75,432
Proceeds from sale of common stock, net	781,200	2,361,999
Proceeds for the exercise of warrants, net	-	1,344,630
Proceeds from capital lease	-	366,574
Repayment of redeemable preferred shares	-	(247,170)
Repayment of notes payable	(152,058)	-
Repayment of capital lease	(152,122)	(381,354)

CASH PROVIDED BY FINANCING ACTIVITIES	2,378,081	3,520,111

NET CHANGE IN CASH	19,668	127,757

CASH AT BEGINNING OF PERIOD	90,113	2,665

CASH AT END OF PERIOD	$109,781	$130,422

INTEREST PAID	$112,395	$9,238

Derivative liability on redeemable preferred stock	-	159,532
Preferred stock conversion to common stock	-	252,830
Deferred discount on conversion of preferred stock	-	56,098
Fair value of derivative liability at issuance of warrants	-	389,710
Fair value of derivative liability at exercise of warrants	-	150,566
Exercise of stock options with accounts payable	-	1,820
Capitalized lease	-	398,830
Warrant issued for deferred financing cost	-	159,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein, presented in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and stated in U.S. dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements of the Company on Form 10-K for the period ended March 31, 2015, as filed on July 14, 2015. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim period are not indicative of annual results.

Principles of Consolidation

For the period from January 1, 2014 to December 31, 2015, the consolidated financial statements include the accounts of Alkaline Water Corp. (an Arizona Corporation) and Alkaline 88 LLC (formerly Alkaline 84, LLC) (an Arizona Limited Liability Company). For the period from April 1, 2013 to December 31, 2013 the consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation), Alkaline Water Corp. (an Arizona Corporation) and Alkaline 84, LLC (an Arizona Limited Liability Company).

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

Reverse Split

Effective December 30, 2015, the Company effected a fifty for one reverse stock split of its authorized and issued and outstanding shares of common stock. As a result, the authorized common stock has decreased from 1,125,000,000 shares of common stock, with a par value of $0.001 per share, to 22,500,000 shares of common stock, with a par value of $0.001 per share. All shares and per share amounts have been retroactively restated to reflect such split.

Our authorized preferred stock was not affected by the reverse stock split and continues to be 100,000,000 shares of preferred stock, with a par value of $0.001 per share. In addition, the number of issued and outstanding shares of Series A Preferred Stock continues to be 20,000,000. However, holders of Series A Preferred Stock had 0.2 vote per share of Series A Preferred Stock, instead of 10 votes per share of Series A Preferred Stock, as a result of the reverse stock split.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. We had $109,781 and $90,113 in cash and cash equivalents at December 31, 2015 and March 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value. Accounts receivable consisted of the following as of December 31, 2015 and March 31, 2015:

	December 31,	March 31,
	2015	2015
Trade receivables	$709,697	$426,862
Less: Allowance for doubtful accounts	(10,489)	(10,889)
Net accounts receivable	$699,208	$416,373

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents packaging items, empty bottles, finished goods and other items valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. As of December 31, 2015 and March 31, 2015 inventory consisted of the following:

	December 31,	March 31,
	2015	2015
Raw materials	$144,945	$145,329
Finished goods	56,374	48,026
Total inventory	$201,319	$193,355

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with Accounting Standard Codification (ASC) 718, Compensation - Stock Compensation. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

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

Fair Value Measurements

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Concentration

The Company has two major customers that together account for 63% (44% and 19%, respectively) of accounts receivable at December 31, 2015, and four customers that together account for 66% (21%, 21%, 14%, and 10%, respectively) of total revenues for the three months ended December 31, 2015.

The Company has three vendors that accounted for 48% (20%, 14%, and 14%, respectively) of purchases for the three months ended December 31, 2015.

The Company has four major customers that together account for 64% (23%, 18%, 12% and 11%, respectively) of accounts receivable at March 31, 2015, and three customers that together account for 47% (14%, 12%, and 11%, respectively) of total revenues for the year ended March 31, 2015.

The Company has five vendors that accounted for 77% (19%, 16%, 16%, 15% and 11%, respectively) of purchases for the year ended March 31, 2015.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance Accounting Standard Codification (ASC) 260 – 10, Earnings per Share, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Newly Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Prior to this, there was no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance.

In doing so, the amendments reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended August 31, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five- step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11 (ASU 2015-11) "Simplifying the Measurement of Inventory". According to ASU 2015-11 an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of ASU 2015-11, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

The Board decided that the only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan, building its initial customer and distribution base for its products and growing its revenue base toward break-even. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended December 31, 2015 of $(15,296,378). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	December 31,	March 31,
	2015	2015
Machinery and Equipment	$645,228	$625,766
Machinery under Capital Lease	735,781	735,781
Office Equipment	53,631	53,631
Leasehold Improvements	3,979	3,979
Less: Accumulated Depreciation	(433,591)	(219,257)
Fixed Assets, net	$1,005,028	$1,199,900

Depreciation expense for the nine months ending December 31, 2015 and 2014 was $214,333 and $107,801, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water. Under this agreement, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $625,766 and reduced the deposit on equipment. During the nine months ended December 31, 2015 the company made a net deposit on equipment of $194,997 to Water Engineering Solutions LLC. Water Engineering Solutions LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

The initial indebtedness is $500,000. The Company may request an increase to the initial indebtedness in $500,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, we give Gibraltar notice of our intention to terminate the agreement. In addition, we will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. The amount borrowed on this facility as of December 31, 2015 was $383,936 and as of March 31, 2015 was $242,875.

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

On May 1, 2014, the Company completed the offering and sale of an aggregate of 346,667 shares of its common stock and warrants to purchase an aggregate of 173,333 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $7.50 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $7.50. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding were not indexed to the Company’s own stock and therefore a derivative instrument.

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants to $5.00 per share in consideration for the immediate exercise of the Existing Warrants by the Holders and the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that the exercise price of the New Warrants will be $6.25 per share, subject to adjustment in the New Warrants. Each New Warrant has a term of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $6.25. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument. The derivative liability was increased by $167,384 as a result of the issued warrants.

On August 21, 2014, pursuant to the Warrant Amendment Agreement, the Company issued an aggregate of 196,589 shares of the Company’s common stock upon exercise of the Existing Warrants at an exercise price of $5.00 per share for aggregate gross proceeds of $982,945. An aggregate of 173,333 shares of our common stock issued upon exercise of the Existing Warrants. The derivative liability was reduced by $168,273 as a result of the warrants exercised.

Pursuant to the engagement agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company, we issued warrants to purchase an aggregate of 5.5% of the aggregate number of shares of our common stock sold in the offering, or 19,067, to Wainwright and its designees. These warrants have an exercise price of $9.375 per share and expire on April 16, 2019. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at April 24, 2014 was as follows:

Conversion
Feature
Stock price	$16.375
Term (Years)	Less than 1
Volatility	331%
Exercise prices	$21.50
Dividend yield	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at May 1, 2014 was as follows:

		Placement Agent
	Issuance Warrants	Warrants
Stock price	$7.50	$7.50
Term (Years)	5	5
Volatility	306%	306%
Exercise prices	$7.50	$9.375
Dividend yield	0%	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at August 20, 2014 was as follows:

New Warrants
Stock price	$6.00
Term (Years)	5
Volatility	247%
Exercise prices	$6.25
Dividend yield	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at August 21, 2014 was as follows:

Existing Warrants
Stock price	$8.50
Term (Years)	5
Volatility	247%
Exercise prices	$5.00
Dividend yield	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at March 31, 2015 was as follows:

Warrants
(including placement agent)
Stock price	$5.40
Term (Years)	4 to 5
Volatility	148%
Exercise prices	$27.50 to 6.25
Dividend yield	0%

During the nine months ended December 31, 2015, certain Warrant holders from the August 21, 2014 Warrant Amendment Agreement exercised their warrants via a cashless exercise where-in 54,154 warrants were tendered, the shareholders received 26,976 shares and the shareholders forfeited 27,178 warrants. The Company reduced the derivative liability $62,986.

During the nine months ended December 31, 2015, certain Warrant holders from the August 21, 2014 Warrant Amendment Agreement and the Company agreed to exchange 133,791 warrants for 133,791 shares of common stock and the Company reduced the derivative liability by $76,843.

During the period ended December 31, 2015 the Company issued shares of stock at $3.50 which reduced the exercise price of the Existing Warrants.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at December 31, 2015 is as follows:

Warrants (including placement agent)
Stock price	$1.41
Term (Years)	4 to 5
Volatility	119%
Exercise prices	$27.50 to 3.50
Dividend yield	0%

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

			Fair Value Measurement at August 21, 2014
	Carrying
	Value at
	August 21, 2014		Level 1	Level 2	Level 3
Liabilities:
Derivative warrant liability	$149,687	$	- $	- $	149,687

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of December 31, 2015.

		Fair Value Measurement at December 31, 2015
	Carrying
	Value at
	December 31, 2015	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$-	$-	$-	$-
Derivative warrants liability on common stock issuance including placement agent warrants	$7,747	$-	$-	$7,747
Total derivative liability	$7,747	$-	$-	$7,747

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2015 was $194,940 and the conversion feature liability was $0. At December 31, 2015 the fair value of these warrant liabilities was $7,747 and the conversion feature liability was $0. Changes in the derivative liability for the period ended December 31, 2015 consist of:

Nine Months
Ended
December 31, 2015
Derivative liability at March 31, 2015	$194,940
Warrants exercised	(139,829)
Change in derivative liability – mark to market	(47,364)
Derivative liability at December 31, 2015	$7,747

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

Preferred Shares

On October 7, 2013, the Company amended its articles of incorporation to create 100,000,000 shares of preferred stock by filing a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada. The preferred stock may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors. The Series A Preferred Stock had 10 votes per share (reduced to 0.2 votes per share as a result of the fifty for one reverse stock split, which became effective as of December 30, 2015) and are not convertible into shares of our common stock. The Series B Convertible Preferred shares have 1,000 shares of our authorized preferred stock are designated as “10% Series B Convertible Preferred Stock”, which have a stated value of $1,000 per share and have liquidation preferences, dividend rights, redemption rights and conversion rights, of which none were issued at December 31, 2015.

On January 22, 2016, the Company amended the certificate of designation for our Series A Preferred Stock by filing an amendment to certificate of designation with the Secretary of State of the State of Nevada. The Company amended the certificate of designation for our Series A Preferred Stock by deleting Section 2.2 of the certificate of designation, which proportionately increases or decreases the number of votes per share of Series A Preferred Stock in the event of any dividend or other distribution on our common stock payable in its common stock or a subdivision or consolidation of the outstanding shares of its common stock. Accordingly, holders of Series A Preferred Stock will have 10 votes per share of Series A Preferred Stock, instead of 0.2 votes per share of Series A Preferred Stock.

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

Common Stock

The Company is authorized to issue 22,500,000 shares of $0.001 par value common stock. On May 31, 2013, the Company effected a 15-for-1 forward stock split of our $0.001 par value common stock. All shares and per share amounts have been retroactively restated to reflect such split. Prior to the acquisition of Alkaline Water Corp., we had 109,500,000 shares of common stock issued and outstanding. On May 31, 2013, we issued 43,000,000 shares in exchange for a 100% interest in Alkaline Water Corp. For accounting purposes, the acquisition of Alkaline Water Corp. by The Alkaline Water Company Inc. has been recorded as a reverse acquisition of a company and recapitalization of Alkaline Water Corp. based on the factors demonstrating that Alkaline Water Corp. represents the accounting acquirer. Consequently, after the closing of this agreement we adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC. As part of the acquisition, the former management of the Company agreed to cancel 75,000,000 shares of common stock.

On December 30, 2015, the Company effected a fifty for one reverse stock split of its authorized and issued and outstanding shares of common stock. As a result, the authorized common stock has decreased from 1,125,000,000 shares of common stock, with a par value of $0.001 per share, to 22,500,000 shares of common stock, with a par value of $0.001 per share. All shares and per share amounts have been retroactively restated to reflect such split.

Our authorized preferred stock was not affected by the reverse stock split and continues to be 100,000,000 shares of preferred stock, with a par value of $0.001 per share. In addition, the number of issued and outstanding shares of Series A Preferred Stock continues to be 20,000,000. However, holders of Series A Preferred Stock had 0.2 vote per share of Series A Preferred Stock, instead of 10 votes per share of Series A Preferred Stock, as a result of the reverse-stock split.

Sale of Restricted Shares

During the period from May 7, 2015 through December 31, 2015, the Company sold units of our securities at a price of $3.50 per unit. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $5.00 per share for a period of two years. The Company sold 223,200 units during the period ended December 31, 2015 consisting of 223,200 shares of common stock and 223,200 warrants for gross proceeds of $781,200.

The evaluated these transaction using ASC 480-10 “Distinguishing liabilities from equity” and ASC 505 -10 “Equity”. The Company sold 223,200 units and issued 223,200 shares of common stock and issued 223,200 warrants. The warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Market value of stock on purchase date	$3.75	to	$7.10
Risk-free interest rate	.26%	to	1.42%
Dividend yield		0.00%
Volatility factor	116%	to	161%
Weighted average expected life (years)		2

The proceeds were allocated as follows:

Common stock	$414,036
Warrant	367,164
Total proceeds	$781,200

On May 1, 2014, the Company completed the offering and sale of an aggregate of 346,667 shares of our common stock and warrants to purchase an aggregate of 173,333 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock the Company sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $7.50 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $7.50.

Pursuant to the engagement agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company paid Wainwright a cash placement fee equal to 8% of the aggregate gross proceeds from the offering, or $208,000, and a non-accountable expense allowance equal to 1% of the aggregate gross proceeds from the offering, or $26,000. In addition, we issued warrants to purchase an aggregate of 5.5% of the aggregate number of shares of our common stock sold in the offering, or 19,067, to Wainwright and its designees. These warrants have an exercise price of $9.375 per share and expire on April 16, 2019.

Common Stock Issued for Services

On May 15, 2014, the Company issued 2,000 restricted common shares to consultant for services rendered and were valued at the market value on that date of $7.50 per share.

On June 2, 2014, the Company issued 2,000 restricted common shares to consultant for services rendered and were valued at the market value on that date of $6.50 per share.

On June 6, 2014, the Company issued 20,000 restricted common shares to consultant for services rendered and were valued at the market value on that date of $6.70 per share.

On June 11, 2014, the Company issued 5,000 restricted common shares to consultant for services rendered and were valued at the market value on that date of $6.05 per share.

On July 3, 2014, the Company entered into an agreement with a third-party to provide consulting services. The compensation in the agreement was $25,000 in cash upon execution of the agreement and the issuance of 7,000 of the Company’s common shares as follows: 3,500 common shares upon execution of the agreement, 1,400 common shares on or before July 15, 2014, 1,400 common shares on or before August 15, 2014 and 700 common shares on or before September 15, 2014.

On August 1, 2014, the Company issued 20,000 common shares to a consultant for services rendered that were valued at the market value on that date of $8.75 per share.

On August 7, 2014, the Company entered into an agreement with a third-party to provide consulting services. The compensation in the agreement was for 40,000 of the Company’s common shares to be issued as follows: 10,000 common shares on the date of the execution of the agreement, 10,000 common shares on the date that is 45 days from the execution date, 10,000 common shares on the date that is 90 days from the execution date, and 10,000 common shares on the date that is 135 days from the execution date.

On September 2, 2014, the Company issued 1,000 common shares to consultant for services rendered that were valued at the market value on that date of $6.75 per share.

On September 30, 2014, the Company issued 6,000 common shares to consultant for services rendered that were valued at the market value on that date of $5.40 per share.

On October 1, 2014, the Company issued 800 common shares to consultant for services rendered that were valued at the market value on that date of $5.65 per share.

On February 18, 2015, the Company issued 1,000 common shares to consultant for services rendered that were valued at the market value on that date of $3.50 per share.

On February 18, 2015, the Company issued 24,500 common shares to consultants for services rendered that were valued at the market value on that date of $5.00 per share.

On February 18, 2015, the Company issued 71,000 common shares to employees for services rendered that were valued at the market value on that date of $5.00 per share.

On April 7, 2015, the Company issued 40,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $3.50 per share.

On April 10, 2015, the Company issued 30,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $4.85 per share.

On April 27, 2015, the Company issued 40,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $4.00 per share.

On May 1, 2015, the Company issued 5,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $4.00 per share.

On May 6, 2015, the Company issued 6,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $4.85 per share.

On June 15, 2015 the Company issued 30,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $4.70 per share.

On August 1, 2015 the Company issued 5,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $6.75 per share.

On August 25, 2015 the Company issued 30,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $5.45 per share.

On August 27, 2015 the Company issued 6,000 restricted common shares to consultant for services rendered that were valued at the market value on that date of $5.05 per share.

On August 28, 2015 the Company issued 4,000 common shares to consultant for services rendered that were valued at the market value on that date of $5.00 per share.

On September 30, 2015 the Company issued 10,000 common shares to consultant for services rendered that were valued at the market value on that date of $4.90 per share.

On December 11, 2015 the Company issued 24,000 common shares to consultants for services rendered that were valued at the market value on that date of $2.15 per share.

On December 11, 2015, the Company issued 44,000 common shares to employees for services rendered that were valued at the market value on that date of $2.15 per share

Common Stock Issued in Conjunction with Notes

On May 22, 2015, the Company issued 20,000 restricted common shares in conjunction with a $250,000 note payable that were valued at the market value on that date of $3.95 per share.

On August, 20, 2015, the Company issued 20,000 restricted common shares in conjunction with a $240,000 note payable that were valued at the market value on that date of $5.75 per share.

On October 28, 2015, the Company issued 10,000 restricted common shares in conjunction with a $62,000 note payable that were valued at the market value on that date of $4.25 per share.

NOTE 9 – OPTIONS AND WARRANTS

Stock Option Awards

On October 9, 2013, the Company granted a total of 120,000 stock options to Steven A. Nickolas and Richard A. Wright (60,000 stock options to each). The stock options are exercisable at the exercise price of $30.25 per share for a period of ten years from the date of grant. The stock options vest as follows: (i) 20,000 upon the date of grant; and (ii) 10,000 per quarter until fully vested.

On May 12, 2014, the Company granted a total of 16,400 stock options to employees and consultants. The stock options are exercisable at the exercise price of $7.50 per share for a period of ten years from the date of grant. 10,050 stock options vested upon the date of grant, 2,325 stock options vest on December 31, 2014, 2,325 stock options vest on December 31, 2014 and 1,700 stock options vest on December 31, 2014.

On May 12, 2014, the Company granted a total of 24,000 stock options Steven A. Nickolas and Richard A. Wright (12,000 stock options to each). The stock options are exercisable at the exercise price of $8.25 per share for a period of ten years from the date of grant. 24,000 stock options vested upon the date of grant.

On May 16, 2014, the Company granted a total of 5,000 stock options to a consultant. The stock options are exercisable at the exercise price of $7.15 per share for a period of ten years from the date of grant. 1,250 stock options vested upon the date of grant, 1,250 stock options vest on December 31, 2014, 1,250 stock options vest on December 31, 2014 and 1,250 stock options vest on December 31, 2014.

On May 21, 2014, the Company granted a total of 120,000 stock options Steven A. Nickolas and Richard A. Wright (60,000 stock options to each). The stock options are exercisable at the exercise price of $7.275 per share for a period of ten years from the date of grant. 60,000 stock options vested upon the date of grant and the 60,000 stock options will vest on November 21, 2014.

On October 31, 2014, the Company amended the 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of the company available for the grant of awards under the plan from 400,000 shares to 700,000 shares.

On October 31, 2014, the Company reduced the exercise price of an aggregate of 120,000 stock options granted on October 9, 2013 to Steven P. Nickolas and Richard A. Wright, our directors and executive officers, to $7.50 per share and extended the exercise date to October 9, 2023.

On February 18, 2015, the Company reduced the exercise price of an aggregate of 32,000 stock options granted on to Steven P. Nickolas and Richard A. Wright, our directors and executive officers, to $5.75 per share an exercise date to February 18, 2020, with vested immediately.

On February 18, 2015, the Company granted a total of 26,000 stock options to employees and consultants. The stock options are exercisable at the exercise price of $5.00 per share for a period of ten years from the date of grant. 17,750 stock options vested by March 31, 2015, 2,750 stock options vested on June 30, 2015, 2,750 stock options vested on September 30, 2015 and 2,750 stock options vested on December 31, 2015.

For the nine months ended December 31, 2015 and December 31, 2014 the Company has recognized compensation expense of $38,735 and $2,218,590 respectively, on the stock options granted that vested. The fair value of the unvested shares is $0 as of December 31, 2015. The aggregate intrinsic value of these options was $0 at December 31, 2015. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2014	120,000	$30.50	8.5
Granted	347,040	$7.00	8.9
Exercised	(3,640)	$0.50	9.2
Expired/Forfeited	(120,000)	$-	8.2
Outstanding at March 31, 2015	343,400	$7.00	8.2
Granted	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	$-	-
Outstanding at December 31, 2015	343,400	7.00	8.2
Exercisable at December 31, 2015	343,400	7.00	8.2

Warrants

The following is a summary of the status of all of our warrants as of December 31, 2015 and changes during the period ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2014	166,208	$26.00
Granted	584,985	6.50
Exercised	(290,585)	(15.50)
Cancelled	-	(15.50)
Outstanding at March 31, 2015	460,608	7.00
Granted	358,057	10.27
Exercised	(254,763)	8.00
Cancelled or Expired	(75,786)	6.00
Outstanding at December 31, 2015	488,116	9.62
Warrants exercisable at December 31, 2015	488,116	$9.62

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2015:

	STOCK WARRANTS OUTSTANDING AND
	EXERCISABLE
		Weighted-
		Average
	Number of	Remaining
	Warrants	Contractual
Exercise Price	Outstanding	Life in Years
$ 5.00	428,629	2.02
$ 6.25	6,667	3.05
$ 9.375	19,067	3.55
$ 27.50	2,326	2.07

The Company agreed to reduce the exercise price of certain existing warrants to $5.00 per share in consideration for the immediate exercise of the existing warrants by the holders. As consideration, the holders were issued new common stock purchase warrants of the Company to purchase up to a number of shares of our common stock equal to the number of existing warrants exercised by the holders, provided that the exercise price of the new warrants will be $0.125 per share.

On August 21, 2014, pursuant to a Warrant Amendment Agreement, the Company issued an aggregate of 196,589 shares of the Company’s common stock upon the exercise of Existing Warrants at an exercise price of $5.00 per share for aggregate gross proceeds of $982,945. Simultaneously, the Company issued new warrants to purchase an aggregate of 196,589 shares of our common stock with a term of 5 years and exercise price of $6.25 per warrant share. The Company recorded this issuance in additional paid-in capital.

On October 7, 2014, pursuant to a Warrant Amendment Agreement, the Company issued an aggregate of 93,996 shares of the Company’s common stock upon exercise of the Existing Warrants at an exercise price of $5.00 per share for aggregate gross proceeds of $469,980. Simultaneously, the Company issued new warrants to purchase an aggregate of 93,996 shares of our common stock with a term of 5 years and exercise price of $6.25 per warrant share. The Company recorded this issuance in additional paid-in capital.

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 72,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $6.25 per share for a period of five years. 18,000 shares vested.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for 72,000 and issue a warrant to purchase 102,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $5.00 per share for a period of five years. 18,000 shares vested on October 22, 2014, 13,316 shares on October 28, 2014, 13,606 shares on December 22, 2014, 6,945 shares on February 3, 2015 and 15,799 shares on March 5, 2015. The remaining 18,105 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draw on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

On June 29, 2015 the Company entered into a $50,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 14,286 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $50,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $25,000 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 12,500 was amortized.

On July 7, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized.

On July 13, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized.

On July 17, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized.

On September 28, 2015 the Company entered into a $75,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had a 15% annual interest rate, 7-month term and rights to 32,000 warrants with a two year term an exercise price of $5.00 per share and 10,000 shares of restricted stock. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $75,000 was provided and will be amortized over the 7-month term of the note. As of December 31, 2015 $18,750 was amortized. The fair value of the warrants granted during the period ended December 31, 2015 was estimated at the date of agreement using the Black-Scholes option-pricing model and a level 3 valuation measure, with the following assumptions:

Market value of stock on purchase date	$3.75	to	$7.10
Risk-free interest rate	.26%	to	1.42%
Dividend yield		0.00%
Volatility factor	116%	to	161%
Weighted average expected life (years)		2

On October 2, 2015 the Company entered into a convertible promissory note valued at $85,000 that was convertible into common stock at $3.50 per share. The convertible promissory notes had an 8% annual interest rate, 1-year term and rights to 24,286 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated these transactions under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $85,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $21,250 was amortized.

On October 5, 2015 the Company entered into a convertible promissory note for $25,000 that was convertible into common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $6,250 was amortized.

On November 13, 2015 the Company entered into a convertible promissory note for $50,000 that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 14,286 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $50,000 was provided and will be amortized over the 1-year term of the note. On December 16, 2015 the note was paid in full and the Company paid a $5,000 pre-payment penalty which the Company changed to interest expense and fully amortized the $50,000 discount.

NOTE 10 – RELATED PARTY TRANSACTIONS

On October 31, 2014, the Company amended the 2013 Equity Incentive Plan to, among other things, to increase the number of shares of stock of the Company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares.

On October 31, 2014, the Company reduced the exercise price of an aggregate of 120,000 stock options granted to Steven P. Nickolas and Richard A. Wright, our directors and executive officers, to $7.50 per share as noted below:

			New Exercise
		Old Exercise	Price per		Number of Stock
Name of Optionee	Grant Date	Price per Share	Share	Expiration Date	Options
Steven P. Nickolas	October 9, 2013	$30.25	$7.50	October 9, 2023	60,000
Richard A. Wright	October 9, 2013	$30.25	$7.50	October 9, 2023	60,000

On May 21, 2014, the Company granted a total of 120,000 stock options Steven A. Nickolas and Richard A. Wright (60,000 stock options to each). The stock options are exercisable at the exercise price of $7.275 per share for a period of ten years from the date of grant. 60,000 stock options vested upon the date of grant and 60,000 stock options will vest on November 21, 2014.

On October 9, 2013, the Company granted a total of 120,000 stock options to Steven A. Nickolas and Richard A. Wright (60,000 stock options to each). The stock options are exercisable at the exercise price of $30.25 per share for a period of ten years from the date of grant. For each individual, the stock options vest as follows: (i) 20,000 upon the date of grant; and (ii) 10,000 per quarter until fully vested.

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

On January 17, 2014 the Company entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and owned by an officer, director and shareholder, for specialized equipment used to make our alkaline water totaling $190,756 and agreed to a 60-month term at $2,512 per month and a final payment of $28,585. On February 12, 2014 the Company amended this lease, as noted above, with equipment deposits of $201,900 being returned to the Company. In addition, the lease terms were amended to 60 monthly payments of $3,864, payable 30 days after installation of the equipment and a purchase option of $1.00.

On August 1, 2013, the Company entered into a 3-year sub-lease agreement requiring a monthly payment of $2,085 for office space in Scottsdale, Arizona, with a basic monthly lease increase of 8% and 7% on each anniversary date. The Company or the landlord can cancel the lease with 30 days’ notice. The sub-lessor is an entity owned by the Company’s Chief Executive Officer and President.

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water. Under this agreement, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $278,769 and reduced the deposit on equipment. During the nine months ended December 31, 2015 the company made a net deposit on equipment of $139,997 to Water Engineering Solutions. Water Engineering Solutions, LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2015, the Company has no unrecognized uncertain tax positions, including interest and penalties.

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

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 72,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $6.25 per share for a period of five years. 18,000 shares vested.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for 72,000 and issue a warrant to purchase 102,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $5.00 per share for a period of five years. 18,000 shares vested on October 22, 2014, 13,316 shares on October 28, 2014, 13,606 shares on December 22, 2014, 6,945 shares on February 3, 2015 and 15,799 shares on March 5, 2015.

The remaining 18,105 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draw on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

During the year ended March 31, 2015 the Company agreed to lease the specialized equipment used to make our alkaline water with a value of $735,781 under the above Master Lease agreement. The Company evaluated this lease under (ASC) 840-30 “Leases - Capital Leases” and concluded that these lease where a capital asset.

NOTE 13 – NOTES PAYABLE

On May 11, 2015, the Company entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which the Company issued a secured term note of our company in the aggregate principal amount of $250,000, together with 20,000 shares of our common stock, in consideration for $250,000. The secured term note bears interest at the rate of 15% per annum and matures on May 11, 2016. We may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that we provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, we paid Assurance Funding Solutions LLC $10,000 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, we also entered into a general security agreement dated May 11, 2015 with Assurance Funding Solutions LLC. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $79,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $32,917 was unamortized and amortization of debt discount for the nine months was $46,083.

On August 19, 2015, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured term note of our company in the aggregate principal amount of $240,000, together with 20,000 shares of our common stock, in consideration for $200,000. The secured term note bears requires monthly payments of $20,000 per month, along with a final payment due on August 20, 2016.

On November 30, 2015, the Company entered into a loan agreement with a lender, whereby the lender loaned $750,000 to the company in exchange for a non-negotiable promissory note in the principal amount of $750,000 which bears interest at the rate of 15% per annum and matures on the date that is 60 days after November 30, 2015. On January 25, 2016 the note term was extended to March 31, 2016.

The loan agreement provides that the Company’s obligations to the lender will be secured by an escrow agreement, pursuant to which the Company deposited into escrow a certificate representing $1.5 million worth of shares of its common stock. Pursuant to the escrow agreement, the Company deposited a share certificate representing 526,316 shares of the Company common stock valued at $1.5 million. Pursuant to the escrow agreement, (i) in the event that there is any event of default that is not cured in accordance with the loan agreement, the escrow agent is to deliver the certificate to the lender and (ii) in the event that the company repays the loan pursuant to the loan agreement and there is no event of default that is not cured in accordance with the loan agreement at the time of repayment, the escrow agent is to deliver the certificate to the transfer agent of our company and request the transfer agent to cancel the escrowed shares.

Pursuant to the loan agreement, we also granted piggyback registration rights to the lender with respect to the escrowed shares.

NOTE 14 – CONVERTIBLE NOTES PAYABLE

On June 29, 2015 the Company entered into a $50,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 714,286 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $ 50,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $25,000 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $12,500 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $12,500 was amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, 12,500 was amortized.

On July 7, 2015 the Company entered into a $25,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $12,500 was amortized.

On July 13, 2015 the Company entered into a $25,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $12,500 was amortized.

On July 17, 2015 the Company entered into a $25,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $12,500 was amortized.

On September 28, 2015 the Company entered into a $75,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had a 15% annual interest rate, 7-month term and rights to 32,000 warrants with a two year term an exercise price of $5.00 per share and 10,000 shares of restricted stock. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $75,000 was provided and will be amortized over the 7-month term of the note. As of December 31, 2015, $18,750 was amortized.

On October 2, 2015 the Company entered into a $85,000 Convertible promissory notes that was convertible into common stock at $3.50 per share. The convertible promissory notes had an 8% annual interest rate, 1-year term and rights to 24,286 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated these transactions under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $85,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $21,250 was amortized.

On October 5, 2015 the Company entered into a $25,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, $6,250 was amortized.

On November 13, 2015 the Company entered into a $50,000 Convertible promissory note that was convertible into common stock at $3.50 per share. The convertible promissory note had an 8% annual interest rate, 1-year term and rights to 14,286 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $50,000 was provided and will be amortized over the 1-year term of the note. On December 16, 2015 the note was paid in full and the Company paid a $5,000 pre-payment penalty which the Company changed to interest expense and fully amortized the $50,000 discount.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On November 30, 2015, the Company entered into a loan agreement with a lender, whereby the lender loaned $750,000 to the company in exchange for a non-negotiable promissory note in the principal amount of $750,000 which bears interest at the rate of 15% per annum and matures on the date that is 60 days after November 30, 2015. On January 25, 2016 the note term was extended to March 31, 2016.

The loan agreement provides that the Company’s obligations to the lender will be secured by an escrow agreement, pursuant to which the Company deposited into escrow a certificate representing $1.5 million worth of shares of its common stock. Pursuant to the escrow agreement, the Company deposited a share certificate representing 526,316 shares of the Company common stock valued at $1.5 million. Pursuant to the escrow agreement, (i) in the event that there is any event of default that is not cured in accordance with the loan agreement, the escrow agent is to deliver the certificate to the lender and (ii) in the event that the company repays the loan pursuant to the loan agreement and there is no event of default that is not cured in accordance with the loan agreement at the time of repayment, the escrow agent is to deliver the certificate to the transfer agent of our company and request the transfer agent to cancel the escrowed shares.

Pursuant to the loan agreement, we also granted piggyback registration rights to the lender with respect to the escrowed shares.

NOTE 16 – SUBSEQUENT EVENTS

Notes payable

Loan Agreement with Turnstone Capital Inc.

As of January 25, 2016, the Company entered into a loan agreement with a lender, Turnstone Capital Inc. (the “Lender”), whereby the Lender loaned $750,000 to our company in exchange for a non-negotiable promissory note in the principal amount of $750,000. The Note bears interest at the rate of 15% per annum and matures on March 31, 2016. The loan agreement provides that our obligations to the Lender will be secured by an escrow agreement, pursuant to which we will deposit into escrow a certificate representing 1,500,000 shares of our common stock. As of January 25, 2016, we entered into an escrow agreement with the Lender and an escrow agent.

Pursuant to the escrow agreement, we deposited a share certificate representing the escrowed shares with the escrow agent. Pursuant to the escrow agreement, (i) in the event that there is any event of default that is not cured in accordance with the loan agreement, the escrow agent is to deliver the certificate to the Lender and (ii) in the event that our company repays the loan pursuant to the Loan Agreement and there is no event of default that is not cured in accordance with the loan agreement at the time of repayment, the escrow agent is to deliver the Certificate to the transfer agent of our company and request the transfer agent to cancel the escrowed shares.

Pursuant to the loan agreement, we also granted piggyback registration rights to the Lender with respect to the escrowed shares.

Amendment Agreement with Neil Rogers

On January 25, 2016, we entered into an amendment agreement with Neil Rogers, whereby the parties agreed to extend the date that:

(a)	all sums due and payable under the loan agreement dated November 30, 2015 are to be paid from 60 days after November 30, 2015 to March 31, 2016; and

(b)	all outstanding principal and interest under the non-negotiable promissory note dated November 30, 2015 to be due and payable from 60 days after November 30, 2015 to March 31, 2016.

Amendment to Equity Incentive Plan

On January 20, 2016, the Company amended its 2013 Equity Incentive Plan to increase the number of shares of stock of the Company’s available for the grant of awards under the plan from 700,000 shares (35,000,000 shares prior to the fifty for one reverse stock split, which became effective as of December 30, 2015) to 7,700,000 shares.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On January 21, 2016, we amended our articles of incorporation to increase the number of authorized shares of our common stock from 22,500,000 to 200,000,000 by filing a certificate of amendment to articles of incorporation with the Secretary of State of the State of Nevada. As a result, the aggregate number of shares that we are authorized to issue is 300,000,000, of which 200,000,000 shares are common stock, with a par value of $0.001 per share, and 100,000,000 shares are preferred stock, with a par value of $0.001 per share.

On January 22, 2016, the Company amended the certificate of designation for our Series A Preferred Stock by filing an amendment to certificate of designation with the Secretary of State of the State of Nevada. The Company amended the certificate of designation for our Series A Preferred Stock by deleting Section 2.2 of the certificate of designation, which proportionately increases or decreases the number of votes per share of Series A Preferred Stock in the event of any dividend or other distribution on our common stock payable in its common stock or a subdivision or consolidation of the outstanding shares of its common stock. Accordingly, holders of Series A Preferred Stock will have 10 votes per share of Series A Preferred Stock, instead of 0.2 votes per share of Series A Preferred Stock.

As a result of the amendment to the certificate of designation for our Series A Preferred Stock, except with respect to matters which adversely affect the holders of Series A Preferred Stock, as required by law, or as required by the articles of incorporation, the holders of Series A Preferred and the holders of common stock of our company, are entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote, on the following basis: (a) holders of common stock will have one vote per share of common stock held by them; and holders of Series A Preferred Stock will have 10 votes per share of Series A Preferred Stock (instead of 0.2 votes per share of Series A Preferred Stock, which was lowered from 10 votes per share of Series A Preferred Stock as a result of the fifty for one reverse stock split, which became effective as of December 30, 2015).

Submission of Matters to a Vote of Security Holders

On January 21, 2016, stockholders of our company approved, by written consents, an amendment to the articles of incorporation of our company to increase the number of authorized shares of our common stock from 22,500,000 to 200,000,000.

The Company received written consents representing 20,776,000 votes from the holders of shares of its common stock and our Series A Preferred Stock voting as a single class, representing approximately 61% of the voting power of its outstanding common stock and its outstanding Series A Preferred Stock voting as a single class as of the record date (January 12, 2016). On January 21, 2016, there were no written consents received by the Company representing a vote against, abstention or broker non-vote with respect to the proposal.

On January 22, 2016, all of holders of our Series A Preferred Stock approved, by written consents, an amendment to the certificate of designation for its Series A Preferred Stock to delete Section 2.2 of the certificate of designation so that holders of Series A Preferred Stock will have 10 votes per share of Series A Preferred Stock.

Options Issued to Officers and Directors

On January 29, 2016, the Company granted a total of 3,000,000 stock options Steven A. Nickolas and Richard A. Wright (1,500,000 stock options to each). The stock options are exercisable at the exercise price of $0.52 per share for a period of 7.6 years from the date of grant and vested upon the date of grant.

Options Issued to Employees

On January 29, 2016, the Company granted a total of 1,310,000 stock options to certain employees. The stock options are exercisable at the exercise price of $0.52 per share for a period of 7.6 years from the date of grant and vested upon the date of grant.

Common Stock Issued to Contractors

On January 19, 2016, the Company reached an agreement with a contractor and agreed to issue 60,000 shares of restricted common stock for services rendered that were valued at the market value on that date of $0.90 per share.

On January 29, 2016, the Company issued 400,000 common shares to a consultant for services rendered that were valued at the market value on that date of $0.52 per share.

On February 5, 2016, the Company reached an agreement with a contractor and agreed to issue 10,000 shares of restricted common stock for services that were valued at the market value on that date of $0.85 per share.

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

Our company, The Alkaline Water Company Inc., was incorporated under the laws of the State of Nevada on June 6, 2011 under the name “Global Lines Inc.” Our business model prior to the acquisition of Alkaline Water Corp. on May 31, 2013 was to provide chauffeuring and transportation services to residents within our local market, primarily providing transportation services such as private school student transport, sightseeing trips, and elderly transportation, and offering transportation to the airport and special events such as proms and weddings. However, as we had not successfully developed our service and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our stockholders.

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

On October 8, 2013, we designated 20,000,000 shares of the authorized and unissued preferred stock of our company as “Series A Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. At the time, the Series A Preferred Stock had 10 votes per share. The Series A Preferred Stock is not convertible into shares of our common stock.

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

On December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock. As a result of the reverse stock split, the number of authorized shares of common stock of our company decreased from 1,125,000,000 to 22,500,000 and the number of issued and outstanding shares of common stock of our company decreased correspondingly. As a result of the reverse stock split, holders of our Series A Preferred Stock had 0.2 votes per share of Series A Preferred Stock.

On January 21, 2016, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 22,500,000 to 200,000,000 by filing a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada. As a result, the aggregate number of shares that we have the authority to issue is 300,000,000, of which 200,000,000 shares are common stock, with a par value of $0.001 per share, and 100,000,000 shares are preferred stock, with a par value of $0.001 per share.

On January 22, 2016, we amended the Certificate of Designation for our Series A Preferred Stock by filing an Amendment to Certificate of Designation with the Secretary of State of the State of Nevada. We amended the Certificate of Designation for our Series A Preferred Stock by deleting Section 2.2 of the certificate of designation, which proportionately increases or decreases the number of votes per share of Series A Preferred Stock in the event of any divided or other distribution on our common stock payable in our common stock or a subdivision or consolidation of the outstanding shares of our common stock. Accordingly, holders of Series A Preferred Stock now have 10 votes per share of Series A Preferred Stock, instead of 0.2 votes per share of Series A Preferred Stock.

The principal offices of our company are located at 7730 E Greenway Road, Ste. 203, Scottsdale, AZ 85260. Our telephone number is (480) 656-2423.

Operations

Alkaline 88, LLC, our operating subsidiary, operates primarily as a marketing and distribution company. Alkaline 88, LLC has entered into exclusive arrangements with Water Engineering Solutions LLC, an entity that is controlled and owned by our President, Chief Executive Officer, Director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and Director, Richard A. Wright, for the manufacture and production of our alkaline generating electrolysis system machines. Alkaline 88, LLC has entered into one-year agreement(s) with six different bottling companies in Ohio, Georgia, California, Texas and Arizona to act as co- packers for our product. Our current capacity at all plants exceeds $2,000,000 per month wholesale. Our branding is being coordinated through 602 Design, LLC and our component materials are readily available through multiple vendors. Our principal suppliers are Plastipack Packaging, Polyplastics Co., Amcor Inc., Vav Plastics Inc. and Cactus Containers.

Our product is currently at the expansion phase of its lifecycle. In March 2012 Alkaline 88, LLC did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona. Since then, we have begun to deliver product through approximately 20,000 retail outlets throughout the United States. We are presently in all 50 States and the District of Columbia, although over 75% of our current sales are concentrated in the Southwest and Texas. We have distribution agreements with large national distributors (UNFI, KeHe, Tree of Life and Natures Best, CoreMark and C&S), representing over 150,000 retail establishments. Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel- Osco, Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in 34 of the top 75 (by sales) grocery retailers in the United States.

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

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12-months will be $1,000,000 to $3,000,000. We will require additional cash resources to achieve the milestones indicated above. If our own financial resources and future current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Dependence on Few Customers

The Company has two major customers that together account for 63% (44% and 19%, respectively) of accounts receivable at December 31, 2015, and four customers that together account for 66% (21%, 21%, 14%, and 10%, respectively) of total revenues for the three months ended December 31, 2015.

The Company has four major customers that together account for 64% (23%, 18%, 12% and 11%, respectively) of accounts receivable at March 31, 2015, and three customers that together account for 47% (14%, 12%, and 11%, respectively) of total revenues for the year ended March 31, 2015.

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

Results of Operations

Our results of operations for the three months ended December 31, 2015 and December 31, 2014 are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2015	2014
Revenue	$1,777,701	$857,835
Cost of goods sold	1,152,514	588,568
Gross profit	625,187	269,267
Net (loss) (after operating expenses and other expenses)	$(1,094,721)	$(766,310)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2015 of $1,777,701, as compared to $857,835 three months ended December 31, 2014, an increase of 107%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of December 31, 2015, the product is now available in all 50 states at an estimated 20,000 retail locations. This increase has occurred primarily through the addition of 35 of the top national grocery retailers as customer. The Company distributes its product through several channels. The Company sells through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. The Company also sells its product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2015, we had cost of goods sold of $1,152,514, or 64.8% of net sales, as compared to cost of goods sold of $588,568 or 68.6% of net sales, for three months ended December 31, 2014. The increase in gross profit is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended December 31, 2015 and December 31, 2014 are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2015	2014
Sales and marketing expenses	$703,942	$420,996
General and administrative expenses	739,690	562,159
Depreciation expenses	72,204	49,733
Total operating expenses	$1,515,836	$1,032,888

During the for the three months ended December 31, 2015, our total operating expenses were $1,515,836, as compared to $1,032,888 for the three months ended December 31, 2014.

For the three months ended December 31, 2015, the total included $703,942 of sales and marketing expenses and $739,690 of general and administrative expenses, consisting primarily of approximately $192,861 of stock option compensation expense, and $251,015 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended December 31, 2015.

For the three months ended December 31, 2014 the total included $420,996 of sales and marketing expenses and $562,159 of general and administrative expenses, consisting primarily of approximately $918,584 of shares stock option compensation expense, and $207,998 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended December 31, 2014.

Our results of operations for the nine months ended December 31, 2015 and December 31, 2014 are as follows:

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2015	2014
Revenue	$5,010,547	$2,452,707
Cost of goods sold	3,234,840	1,643,511
Gross profit	1,775,707	809,196
Net (loss) (after operating expenses and other expenses)	$(3,644,028)	$(5,480,579)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the nine months ended December 31, 2015 of $5,010,547, as compared to $2,452,707 for the nine months ended December 31, 2014, an increase of 104%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of December 31, 2015, the product is now available in all 50 states at an estimated 20,000 retail locations. This increase has occurred primarily through the addition of 35 of the top national grocery retailers as customer. The Company distributes its product through several channels. The Company sells through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. The Company also sells its product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the nine months ended December 31, 2015, we had cost of goods sold of $3,234,840, or 64.6% of net sales, as compared to cost of goods sold of $1,643,511 or 67.0% of net sales, for the nine months ended December 31, 2014.

Expenses

Our operating expenses for the nine months ended December 31, 2015 and December 31, 2014 are as follows:

	For the nine	For the nine
	Months Ended	Months Ended
	December 31,	December 31,
	2015	2014
Sales and marketing expenses	$2,098,678	$1,063,749
General and administrative expenses	2,628,152	4,984,996
Depreciation expenses	214,333	107,801
Total operating expenses	$4,941,163	$6,156,546

During the for the nine months ended December 31, 2015, our total operating expenses were $4,941,163, as compared to $6,156,546 for the nine months ended December 30, 2014.

For the nine months ended December 31, 2015, the total included $2,098,678 of sales and marketing expenses and $2,628,152 of general and administrative expenses, consisting primarily of approximately $1,111,445 of stock option compensation expense, and $454,555 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the nine months ended December 31, 2015.

For the nine months ended December 31, 2014 the total included $1,063,749 of sales and marketing expenses and $4,984,996 of general and administrative expenses, consisting primarily of approximately $3,038,573 of shares stock option compensation expense, and $480,038 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the nine months ended December 31, 2014.

Liquidity and Capital Resources

Working Capital

	December 31,	March 31,
	2015	2015
Current assets	$1,012,808	$717,341
Current liabilities	2,762,750	1,413,331
Working capital (deficiency)	$(1,749,942)	$(695,990)

Current Assets

Current assets as of December 31, 2015 and March 31, 2015 primarily relate to $109,781 and $90,113 in cash, $699,208 and $416,373 in accounts receivable and $201,319 and $193,355 in inventory, respectively.

Current Liabilities

Current liabilities as of December 31, 2015 and March 31, 2015 primarily relate to $678,917 and $562,498 in accounts payable, revolving financing of $383,936 and $242,875 and $7,747 and $194,940 in derivative liability, notes payable of $1,246,857 and $0, current portion of capital leases of $234,224 and $209,544 and accrued expenses of $211,069 and $160,437 respectively.

Cash Flow

Our cash flows for the nine months ended December 31, 2015 and December 31, 2014 are as follows:

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2015	2014
Net cash used in operating activities	$(2,143,955)	$(2,644,305)
Net cash used in investing activities	(214,458)	(748,049)
Net cash provided by financing activities	2,378,081	3,520,111
Net increase in cash and cash equivalents	$19,668	$127,757

Operating Activities

Net cash used in operating activities was $2,143,955 for the nine months ended December 31, 2015, as compared to $2,644,305 used in operating activities for the nine months ended December 31, 2014. The decrease in net cash used in operating activities was primarily due to reduction in inventory build, and better overall cash management.

Investing Activities

Net cash used in investing activities was $214,458 for the nine months ended December 31, 2015, as compared to $748,049 used in investing activities for the nine months ended December 31, 2014. The decrease in net cash used by investing activities was the result of no purchases of production equipment during the nine months ended December 31, 2015.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2015 was $2,378,081, as compared to $3,520,111 for the nine months ended December 31, 2014. The decrease of net cash provided by financing activities was mainly attributable to reduced sales of our common stock, exercise of warrants reduced by proceeds from notes payable.

2015 Private Placement Financing

During the nine months ended December 31, 2015 the Company sold units of our securities at a price of $3.50 per unit. Each unit consists of one share of our common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $5.00 per share for a period of two years. The Company sold 223,200 units during the nine months ended September 30, 2015, consisting of 223,200 shares of common stock and 85,829 warrants for gross proceeds of $781,200.

Convertible Notes Payable

From June 29, 2015 through December 31, 2015 we entered into several convertible promissory note with 8% interest, 1 year term for $360,000 and issued 85,829 warrants with a two year term with an exercise price of $5.00 per share and convertible into Common stock at $3.50 per share.

On September 28, 2015 the Company entered into a $75,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had a 15% annual interest rate, 7 month term and rights to 32,000 warrants with a two year term an exercise price of $3.50 per share and 10,000 shares of restricted stock.

2015 Secured Notes

On May 11, 2015, we entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which we sold a secured term note of our company in the aggregate principal amount of $250,000, together with 20,000 shares of our common stock, in consideration for $250,000. The secured term note bears interest at the rate of 15% per annum and matures on May 11, 2016. We may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that we provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, we paid Assurance Funding Solutions LLC $10,000 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, we also entered into a general security agreement dated May 11, 2015 with Assurance Funding Solutions LLC.

On August 20, 2015, we entered into a securities purchase agreement pursuant to which we issued a secured term note of our company in the aggregate principal amount of $240,000, together with 20,000 shares of our common stock, in consideration for $200,000. The secured term note bears requires monthly payments of $20,000 per month and final payment is due on August 20, 2016.

Non-negotiable Promissory Notes

On November 30, 2015, the Company entered into a loan agreement with a lender, whereby the lender loaned $750,000 to the company in exchange for a non-negotiable promissory note in the principal amount of $750,000 which bears interest at the rate of 15% per annum and matures on the date that is 60 days after November 30, 2015. On January 25, 2016 the note term was extended to March 31, 2016.

The loan agreement provides that the Company’s obligations to the lender will be secured by an escrow agreement, pursuant to which the Company deposited into escrow a certificate representing $1.5 million worth of shares of its common stock. Pursuant to the escrow agreement, the Company deposited a share certificate representing 526,316 shares of the Company common stock valued at $1.5 million. Pursuant to the escrow agreement, (i) in the event that there is any event of default that is not cured in accordance with the loan agreement, the escrow agent is to deliver the certificate to the lender and (ii) in the event that the company repays the loan pursuant to the loan agreement and there is no event of default that is not cured in accordance with the loan agreement at the time of repayment, the escrow agent is to deliver the certificate to the transfer agent of our company and request the transfer agent to cancel the escrowed shares.

As of January 25, 2016, we entered into a loan agreement with a lender, whereby the lender loaned $750,000 to our company in exchange for a non-negotiable promissory note in the principal amount of $750,000. The note bears interest at the rate of 15% per annum and matures on March 31, 2016.

The loan agreement provides that our obligations to the lender will be secured by an escrow agreement, pursuant to which we will deposit into escrow a certificate representing 1,500,000 shares of our common stock. Pursuant to the escrow agreement, we intend to deposit a share certificate representing the escrowed shares with the escrow agent. Pursuant to the escrow agreement, (i) in the event that there is any event of default that is not cured in accordance with the loan agreement, the escrow agent is to deliver the share certificate to the lender and (ii) in the event that our company repays the loan pursuant to the loan agreement and there is no event of default that is not cured in accordance with the loan agreement at the time of repayment, the escrow agent is to deliver the share certificate to the transfer agent of our company and request the transfer agent to cancel the escrowed shares.

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12-months will be $1,000,000 to $3,000,000. We will require additional cash resources to, among other things, increase manufacturing capacity, build-up our raw material component materials, expand retail distribution and add support staff. If our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In consideration for the services rendered to our company pursuant to an agreement dated July 31, 2015, we issued 5,000 shares of our common stock to a service provider. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

In consideration for rendering the public relations services to our company pursuant to a contract for public relations dated January 19, 2016, we agreed to issue 10,000 shares of our common stock to a service provider by June 1, 2016. We intend to issue these shares relying on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(1)	Underwriting Agreement
1.1	Engagement Agreement dated October 7, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.2	Amendment Agreement to Engagement Agreement dated November 1, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1/A, filed on January 9, 2014)
1.3	Amendment Agreement to Engagement Agreement dated November 25, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.4	Termination Agreement for Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
1.5	Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts

10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Private Placement Subscription Agreement dated February 21, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.3	Private Placement Subscription Agreement dated April 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 17, 2013)
10.4	Private Placement Subscription Agreement dated May 17, 2013 with Alkaline 84, LLC and Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.5	Private Placement Subscription Agreement dated May 29, 2013 with Bank Gutenberg AG (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.6	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
10.7	Form of Securities Purchase Agreement dated as of November 4, 2013, by and among The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.8	Form of Registration Rights Agreement dated as of November 4, 2013, by and among The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on November 5, 2013)
10.10	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.11	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.12	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.13	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.14	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.15	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.16	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.17	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.18	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.19	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.20	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.21	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.22	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.23	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)

10.24	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.25	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.26	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.27	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.28	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.29	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.30	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.31	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.32	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.33	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.34	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.35	Stock Option Agreement dated February 18, 2015 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.36	Stock Option Agreement dated February 18, 2015 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.37	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.38	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.39	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.40	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.41	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC
10.42	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.43	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 1, 2015)
10.44	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.45	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.46	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.47	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.48	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.49	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.50	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.51	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.52	Stock Option Agreement dated January 29, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)

10.53	Stock Option Agreement dated January 29, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.54	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form S-1/A, filed on February 8, 2016)
10.55	Form of Warrant Certificate (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: February 22, 2016	By:	/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 22, 2016	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)