Form 10-K
period 2016-03-31
ALKALINE WATER Co INC
filed 2016-07-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

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

108,754,625 shares of common stock (on a pre-reverse stock split basis) at a price of $0.098 per share for an aggregate market value of $10,657,953.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of July13, 2016, there were 15,239,672 shares of common stock outstanding.

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

On March 30, 2016, we designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series C Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

The principal offices of our company are located at 7730 E Greenway Road, Ste. 203, Scottsdale, AZ 85260. Our telephone number is (480) 656-2423.

Operations

Alkaline 88, LLC, our operating subsidiary, operates primarily as a marketing and distribution company. Alkaline 88, LLC has entered into exclusive arrangements with Water Engineering Solutions LLC, an entity that is controlled and owned by our President, Chief Executive Officer and Director, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and Director, Richard A. Wright, for the manufacture and production of our alkaline generating electrolysis system machines. Alkaline 88, LLC has entered into one-year agreement(s) with six different bottling companies in Ohio, Georgia, California, Texas and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds $4,000,000 per month wholesale. Our branding is being coordinated through 602 Design, LLC and our component materials are readily available through multiple vendors. Our principal suppliers are Plastipack Packaging, Polyplastics Co., Van Plastics Inc., Amcor Inc. and Cactus Containers.

Our product is currently at the expansion phase of its lifecycle. In March 2012 Alkaline 88, LLC did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona. Since then, we have begun to deliver product through approximately 25,000 retail outlets throughout the United States. We are presently in all 50 States and the District of Columbia, although over 50% of our current sales are concentrated in the Southwest and Texas. We have distribution agreements with large national distributors (UNFI, KeHe, Tree of Life and Natures Best, CoreMark and C&S), representing over 150,000 retail establishments. Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in 36 of the top 75 (by sales) grocery retailers in the United States.

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

In order to continue our expansion, we anticipate that we will be required, in most cases, to continue to give promotional deals throughout 2016 and in subsequent years on a quarterly basis ranging from a 5%-20% discount similar to all other beverage company promotional programs. It has been our experience that most of the retailers have requested some type of promotional introductory program which has included either a $0.25 -$0.50 per unit discount on an initial order; a buy one get one free program; or a free-fill program which includes 1-2 cases of free product per store location. Slotting has only been presented and negotiated in the larger national grocery chains and, in most cases, is offset by product sales. Our slotting fees with our current national retailers do not exceed $600,000 in the aggregate and are offset through product sales. In addition we participate in promotional activities of our distributors, but these fees are not in excess of $1,100,000 and are offset through product sales.

Plan of Operations

In order for us to implement our business plan over the next twelve-month period, we have identified the following milestones that we expect to achieve:

  Expansion of Broker Network - We expect to continue to develop our working relationship with our national broker network. We continually meet train and go on sales call with our national broker network in order to take advantage of the momentum currently being created by their efforts. We anticipate a considerable amount of travel and ongoing expenses at an estimated cost during that time of $100,000.

  Increase Manufacturing Capacity – We expect to add one or two new co-packer facilities, strategically located to reduce freight costs and meet future growth objectives.

  Expand Retail Distribution - We are currently in negotiations or have received the new item paperwork from retailers that will introduce our Alkaline 88 product line to retailers representing approximately 35,000 store locations throughout North America. We believe that by the end of fiscal year 2017, we will be in over 35,000 stores. The cost of this retail expansion is expected to be up to $1,500,000 during that time.

  Addition of Support Staff - In order to support expansion efforts and to continue the training and support of our broker network, we will need to hire approximately two more people on the corporate level, which will be hired for the specific purpose of supporting the broker, distributor and retailers and their logistical requirements. We continue to seek and interview candidates to fill our growing need for additional staffing. The additional cost of these new hires is expected to be approximately $250,000 in salary and benefits over the next twelve months.

  Capital Considerations – Our business plan can be adjusted based on the available capital to the business. We anticipate that approximately $2,500,000 is necessary in the near term in order to build-out a national presence for our product and to allow for the purchase of the necessary equipment and facilities over the next twelve months. To fund our expansion in the longer term, we anticipate that we need at least $3,000,000 during fiscal year 2016-2017.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be up to $3,000,000. We will require additional cash resources to achieve the milestones indicated above. If our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We have distribution agreements with large national distributors (UNFI, KeHe, Tree of Life and Natures Best, CoreMark and C&S), representing over 150,000 retail establishments. Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in 36 of the top 75 grocery retailers in the United States.

Dependence on Few Customers

We have 3 major customers that together account for 57% (24%, 17%, and 15%, respectively) of accounts receivable at March 31, 2016, and 4 customers that together account for 60% (20%, 17%, 12%, and 11%, respectively) of the total revenues earned for the year ended March 31, 2016.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2016, we had an accumulated deficit of $19,933,934. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on the financial statements for the year ended March 31, 2016, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have 3 major customers that together account for 57% (24%, 17%, and 15%, respectively) of accounts receivable at March 31, 2016, and 4 customers that together account for 60% (20%, 17%, 12%, and 11%, respectively) of the total revenues earned for the year ended March 31, 2016. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

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

Steven P. Nickolas, our President, Chief Executive Officer and Director, exercises voting and dispositive power with respect to 776,000 shares of our common stock, which are beneficially owned by WiN Investments, LLC and Lifewater Industries, LLC, and owns 10,000,000 shares of our Series A Preferred Stock, which has 10 votes per share upon any matter submitted to our stockholders for a vote. Accordingly, he controls a large percentage of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our securities. Because he controls such large percentage of votes, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Nickolas could result in management making decisions that are in the best interest of Mr. Nickolas and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 15,239,672 shares of common stock are issued and outstanding and 20,000,000 shares of Series A Preferred Stock are issued and outstanding as of July 13, 2016. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other property used in the operation of our current business. Our principal offices are located at 7730 E Greenway Road Ste. 203, Scottsdale, AZ 85260 with the size of 3,500 square feet. We have recently entered into a new leasing arrangement with rent arrangement with 7730 E Greenway Properties, an unrelated third party, for $6,000 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

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

Quarter Ended	High Bid	Low Bid
March 31, 2016	$2.19	$0.50
December 31, 2015	$5.50	$1.30
September 30, 2015	$9.00	$4.45
June 30, 2015	$7.75	$3.40
March 31, 2015	$7.50	$3.00
December 31, 2014	$5.75	$2.15
September 30, 2014	$11.35	$4.60
June 30, 2014	$21.90	$5.00

On July 13, 2016, the closing price of our common stock as reported by the OTCQB was $1.65 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of July 13, 2016, there were approximately 165 holders of record of our common stock. As of such date, 15,239,672 shares were issued and outstanding.

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

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,657,040	$0.926504	1,478,960
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	4,657,040	$0.926504	1,478,960

Effective October 7, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended the 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 35,000,000 shares to 700,000 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 700,000 to 7,700,000. The plan enables us to grant awards of a maximum of 7,700,000 shares of our stock and awards that may be granted under the plan includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

Recent Sales of Unregistered Securities

Except as disclosed below, since the beginning of our fiscal year ended March 31, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

As of June 10, 2016, we entered into loan agreements with five lenders, pursuant to which we issued promissory notes in the aggregate principal amount of $260,000 in exchange for the loan in the amount of $260,000. The promissory notes bear interest at the rate of 10% per annum, payable quarterly. Payment of the principal and interest is due and payable on or before June 10, 2017. The lenders have the option to convert the amount due under the promissory notes into shares of our common stock at a conversion price of $1.00 per share. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

Effective July 6, 2016, we issued an aggregate of 425,000 shares of our common stock to three investors in a non-brokered private placement, at a purchase price of $1.00 per share for gross proceeds of $425,000. In issuing these securities, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the repayment of loans in the aggregate principal amounts of $1,500,000 (originally from Neil Rogers and Turnstone Capital Inc.) on March 4, 2016, 526,316 shares of our common stock issued to Neil Rogers and held in escrow and 1,500,000 shares of our common stock issued to Turnstone Capital Inc. and held in escrow were cancelled effective as of March 31, 2016.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2016, we had an accumulated deficit of $19,933,934. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

In its report on our financial statements for the year ended March 31, 2016, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Years Ended March 31, 2016 and March 31, 2015

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2016 and March 31, 2015 which are included herein:

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015
Revenue	$7,088,806	$3,700,476
Cost of goods sold	4,432,459	2,532,436
Gross profit	2,656,347	1,168,040
Net Loss (after operating expenses and other expenses)	$(8,281,584)	$(7,139,449)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2016 of $7,088,806, as compared to $3,700,476 for the year ended March 31, 2015, an increase of 92%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of March 31, 2016, the product is now available in all 50 states at over 25,000 retail locations. As of March 31, 2015, the product was available in all 50 states at over 16,000 retail locations. This increase has occurred primarily through the addition of 36 of the top national grocery retailers as customer during the year ended March 31, 2016. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2016, we had cost of goods sold of $4,432,459, or 62.5% of net sales, as compared to cost of goods sold of $2,532,436, or 68.4% of net sales, for the year ended March 31, 2015. The decrease in cost of goods sold as a percentage of net sales compared to the same period last year was due to reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the year ended March 31, 2016 and for the year ended March 31, 2015 are as follows:

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015
Sales and marketing expenses	$2,931,870	$1,386,671
General and administrative expenses	6,883,287	6,520,451
Depreciation expenses	318,328	175,036
Total operating expenses	$10,133,485	$8,082,158

During the year ended March 31, 2016, our total operating expenses were $10,133,485, as compared to $8,082,158 for the year ended March 31, 2015. For the year ended March 31, 2016, the total included $2,931,870 of sales and marketing expenses and $6,883,287 of general and administrative expenses, consisting primarily of $4,551,961 in stock compensation expense and $550,291of professional fees. Our stock compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the year ended March 31, 2016.

For the year ended March 31, 2015, the total included $1,386,671 of sales and marketing expenses and $6,520,451 of general and administrative expenses, consisting primarily of approximately $4,039,291 in stock compensation expense and $646,244 of professional fees. Our stock compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the year ended March 31, 2015.

Liquidity and Capital Resources

Working Capital

	At March 31, 2016	At March 31, 2015
Current assets	$2,549,023	$717,341
Current liabilities	2,153,472	1,413,331
Working capital (deficiency)	$395,551	$(695,990)

Current Assets

Current assets as of March 31, 2016 and March 31, 2015 primarily relate to $1,192,119 and $90,113 in cash, $911,390 and $416,373 in accounts receivable and $434,708 and $193,355 in inventory, respectively.

Current Liabilities

Current liabilities as of March 31, 2016 and March 31, 2015 primarily relate to $847,452 and $562,499 in accounts payable, revolving financing of $475,273 and $242,875, accrued expenses of $251,613 and $160,437, notes payable of $324,368 and $-0-, current portion of capital leases of $243,623 and $209,544 and $11,143 and $194,940 in derivative liability, respectively.

Cash Flow

Our cash flows for the years ended March 31, 2016 and March 31, 2015 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2016	2015
Net Cash used in operating activities	$(3,109,541)	$(3,152,781)
Net Cash used in investing activities	(344,961)	(352,169)
Net Cash provided by financing activities	4,556,508	3,592,398
Net increase in cash and cash equivalents	$1,102,006	$87,448

Operating Activities

Net cash used in operating activities was $3,109,541 for the year ended March 31, 2016, as compared to $3,152,781 used in operating activities for the year ended March 31, 2015.

Investing Activities

Net cash used in investing activities was $344,961 for the year ended March 31, 2016, as compared to $352,169 used in investing activities for the year ended March 31, 2015. The net cash used by investing activities was primarily from purchase of production equipment.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2016 was $4,556,508, as compared to $3,592,398 for the year ended March 31, 2015. The increase of net cash provided by financing activities was mainly attributable to sales of our common stock and exercise of warrants.

Subsequent Financing Activities

As of June 10, 2016, we entered into loan agreements with five lenders, pursuant to which we issued promissory notes in the aggregate principal amount of $260,000 in exchange for the loan in the amount of $260,000. The promissory notes bear interest at the rate of 10% per annum, payable quarterly. Payment of the principal and interest is due and payable on or before June 10, 2017. The lenders have the option to convert the amount due under the promissory notes into shares of our common stock at a conversion price of $1.00 per share.

Effective July 6, 2016, we issued an aggregate of 425,000 shares of our common stock to three investors at a purchase price of $1.00 per share for gross proceeds of $425,000.

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be up to $3,000,000. We will require additional cash resources to, among other things, expand broker network, increase manufacturing capacity, expand retail distribution and add support staff. If our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Alkaline Water Company Inc.

We have audited the accompanying balance sheets of The Alkaline Water Company Inc. as of March 31, 2015 and 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2016. The Alkaline Water Company Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alkaline Water Company Inc. as of March 31, 2015 and 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 13, 2016

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET

	March 31, 2016	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,192,119	$90,113
Accounts receivable	911,390	416,373
Inventory	434,708	193,355
Prepaid expenses	10,806	17,500

Total current assets	2,549,023	717,341

Fixed assets - net	1,226,534	1,199,900

Total assets	$3,775,557	$1,917,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$847,452	$562,499
Accounts payable - related parties	-	43,036
Accrued expenses	251,613	160,437
Revolving financing	475,273	242,875
Current portion of capital leases	243,623	209,544
Note payable, net of debt discount	283,120	-
Note payable with original issue discount, net of debt discount	41,248	-
Derivative liability	11,143	194,940

Total current liabilities	2,153,472	1,413,331

Long-term Liabilities
Capitalized leases	95,204	233,770

Total long-term liabilities	95,204	233,770

Total liabilities	$2,248,676	$1,647,101

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000, Series C issued 3,000,000	23,000	20,000
Common stock, Class A - $0.001 par value, 22,500,000 shares authorized 14,568,970 and 2,489,916 shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively	14,568	2,490
Additional paid in capital	21,423,247	11,900,000
Accumulated deficit	(19,933,934)	(11,652,350)

Total stockholders' deficit	1,526,881	270,140

Total liabilities and stockholders' deficit	$3,775,557	$1,917,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	March 31, 2016	March 31, 2015

Revenue	$7,088,806	$3,700,476

Cost of Goods Sold	4,432,459	2,532,436

Gross Profit	2,656,347	1,168,040

Operating expenses

Sales and marketing expenses	2,931,870	1,386,671
General and administrative	6,883,287	6,520,451
Depreciation	318,328	175,036

Total operating expenses	10,133,485	8,082,158

Total operating loss	(7,477,138)	(6,914,118)

Other income (expense)
Interest income	97	11
Interest expense	(350,053)	(137,056)
Amortization of debt discount and accretion	(498,458)	(414,381)
Change in derivative liability	43,968	326,095

Total other income (expense)	(804,446)	(225,331)

Net loss	$(8,281,584)	$(7,139,449)

EARNINGS PER SHARE (Basic)	$(2.19)	$(3.19)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	3,772,941	2,234,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2016 AND MARCH 31, 2015

	Preferred Stock		Common Stock		Additional	Deficit
	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated	Total
Balance, March 31, 2014	20,000,000	$20,000	1,632,044	$1,632	$4,139,434	$(4,512,901)	$(351,835)
Value of warrants issued with capital lease agreement					309,029		309,029
Shares issued for cash private placement			346,667	347	2,359,629		2,359,976
Shares issued to contractors			130,050	130	945,993		946,123
Shares issued to employees			71,000	71	355,284		355,355
Warrant exercises			290,585	291	1,453,513		1,453,804
Stock Options issued to employees					2,428,782		2,428,782
Option exercises			3,640	4	1,816		1,820
Fees paid on stock issuances					(346,295)		(346,295)
Shares issued with conversion Preferred Series B			15,931	16	252,814		252,830
Net (loss)						(7,139,449)	(7,139,449)
Balance, March 31, 2015	20,000,000	$20,000	2,489,917	$2,491	$11,899,999	$(11,652,350)	270,140
Value of warrants issued with capital lease agreement					78,031		78,031
Shares issued for cash private placement			9,223,200	9,222	3,731,042		3,740,264
Shares issued in connection with note payable			871,246	871	1,053,279		1,054,150
Shares issued to contractors			1,600,000	1,600	2,124,541		2,126,141
Shares issued to employees			129,000	129	168,065		168,194
Warrant exercises			255,607	255	127,090		127,345
Stock Options issued to employees					2,241,200		2,241,200
Preferred Stock issued to directos	3,000,000	3,000					3,000
Net (loss)						(8,281,584)	(8,281,584)
Balance, March 31, 2016	23,000,000	$23,000	14,568,970	$14,568	$21,423,247	$(19,933,934)	$1,526,881

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Year Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,281,584)	$(7,139,449)

Adjustments to reconcile net loss to net cash used in operating
Bad Debt Expense	-	6,225
Depreciation expense	318,328	175,036
Stock compensation expense	4,551,961	3,730,263
Amortization of debt discount and accretion	639,524	457,518
Interest expense relating to amortization of capital lease discount	102,781	-
Change in derivative liabilities	(43,968)	(326,095)
Changes in operating assets and liabilities:
Accounts receivable	(495,017)	(256,194)
Inventory	(241,353)	(135,390)
Prepaid expenses and other current assets	6,694	(17,500)
Accounts payable	284,953	244,165
Accounts payable - related party	(43,036)	24,633
Accrued expenses	91,176	103,836
Accrued interest	-	(19,829)

NET CASH USED IN OPERATING ACTIVITIES	(3,109,541)	(3,152,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(344,961)	(352,169)

CASH USED IN INVESTING ACTIVITIES	(344,961)	(352,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,075,000	-
Proceeds from convertible note payable	435,000	-
Proceeds from revolving financing	232,398	159,527
Proceeds from sale of common stock, net	3,751,200	2,361,999
Proceeds for the exercise of warrants, net	-	1,344,630
Repayment of notes payable	(1,729,821)	-
Repayment of capital lease	(207,269)	(26,588)
Repayment of rdeemable preferred shares	-	(247,170)

CASH PROVIDED BY FINANCING ACTIVITIES	4,556,508	3,592,398

NET CHANGE IN CASH	1,102,006	87,448

CASH AT BEGINNING OF PERIOD	90,113	2,665

CASH AT END OF PERIOD	$1,192,119	$90,113

INTEREST PAID	$152,557	$46,070

Preferred stock conversion to common stock	-	252,830
Deferred discount on conversion of preferred stock	-	56,098
Fair value of derivative liability at issuance of warrants	-	389,710
Fair value of derivative liability at exercise of warrants	-	150,566
Exercise of stock options with accounts payable	-	1,820
Capitalized lease	-	735,781
Warrant issued for deferred financing cost	-	309,028

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $1,192,119 and $90,113 in cash and cash equivalents at March 31, 2016 and 2015, respectively.

Accounts receivable and allowance for doubtful accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2016 and 2015:

	2016	2015
Trade receivables	$911,390	$426,862
Less: Allowance for doubtful accounts	(-0-)	(10,489)
Net accounts receivable	$911,390	$416,373

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

As of March 31, 2016 and 2015, inventory consisted of the following:

	2016	2015
Raw materials	$300,575	$145,329
Finished goods	134,133	48,026
Total inventory	$434,708	$193,355

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with Accounting Standards Codification (“ASC”) 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2016 and 2015 were $244,890 and $499,978, respectively.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount to be paid by the customer is fixed or determinable; and (4) the collection of such amount is probable.

The Company records revenue when it is realizable and earned upon shipment of the finished products. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods.

Fair value measurements

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, the Company records a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Concentration

The Company has 3 major customers that together account for 57% (24%, 17%, and 15%, respectively) of accounts receivable at March 31, 2016, and 4 customers that together account for 60% (20%, 17%, 12%, and 11%, respectively) of the total revenues earned for the year ended March 31, 2016.

The Company has 4 vendors that accounted for 74% (24%, 17%, 17%, and 16%, respectively) of purchases for the year ended March 31, 2016.

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

Basic and diluted loss per share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

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

The Company incurred no environmental expenses during the years ended March 31, 2016 and 2015, respectively.

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

The Company has evaluated other recent accounting pronouncements through June 2016 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2016 of ($19,933,934). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2016	March 31, 2015
Machinery and Equipment	$970,728	$625,766
Machinery under Capital Lease	735,781	735,781
Office Equipment	53,631	53,631
Leasehold Improvements	3,979	3,979

Less: Accumulated Depreciation	(537,555)	(219,257)
Fixed Assets, net	$1,226,534	$1,199,900

Depreciation expense for the years ended March 31, 2016 and 2015 was $318,328 and $175,036, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

The Company paid for equipment to Water Engineering Solutions, LLC, a related party, $312,500 and $1,470,741 for the years ended March 31, 2016 and March 31, 2015. At March 31, 2016 and March 31, 2015, the Company owed $0.00 and $43,036 respectively to Water Engineering Solutions, LLC. The equipment is being manufactured by and under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

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

The initial indebtedness is $500,000 and the Company increased the amount available under the revolving accounts receivable funding agreement to $900,000 on May 12, 2016. The Company may request further increase(s) to the in $100,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, the Company gives Gibraltar notice of our intention to terminate the agreement. In addition, the Company will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On March 31, 2016 the amount borrowed on this facility was $475,273.

NOTE 6 – DERIVATIVE LIABILITY

On November 7, 2013, the Company sold to certain institutional investors 10% Series B Convertible Preferred Shares which are subject to mandatory redemption and include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

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

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants to $5.00 per share in consideration for the immediate exercise of the Existing Warrants by the Holders and the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that the exercise price of the New Warrants will be $6. 25 per share, subject to adjustment in the New Warrants. Each New Warrant has a term of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $6.25. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument. The derivative liability was increased by $167,384 as a result of the issued warrants.

On August 21, 2014, pursuant to the Warrant Amendment Agreement, the Company issued an aggregate of 196,589 shares of the Company’s common stock upon exercise of the Existing Warrants at an exercise price of $5.00 per share for aggregate gross proceeds of $982,945. An aggregate of 173,333shares of our common stock issued upon exercise of the Existing Warrants. The derivative liability was reduced by $168,273 as a result of the warrants exercised.

Pursuant to the engagement agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company, the Company issued warrants to purchase an aggregate of 5.5% of the aggregate number of shares of our common stock sold in the offering, or 19,067 to Wainwright and its designees. These warrants have an exercise price of $9.38 per share and expire on April 16, 2019. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at April 24, 2014 is as follows:

Conversion feature
Stock price	$16 .3275
Term (Years)	Less than 1
Volatility	331%
Exercise prices	$21.50
Dividend yield	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at May 1, 2014 is as follows:

		Placement Agent
	Issuance Warrants	Warrants
Stock price	$7. 50	$7. 50
Term (Years)	5	5
Volatility	306%	306%
Exercise prices	$7. 50	$9.375
Dividend yield	0%	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at August 20, 2014 is as follows:

New Warrants
Stock price	$6.00
Term (Years)	5
Volatility	247%
Exercise prices	$6. 50
Dividend yield	0%

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

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at March 31, 2015 is as follows:

Warrants (including placement agent)
Stock price	$5.40
Term (Years)	4 to 5
Volatility	148%
Exercise prices	$27.50 to 6. 50
Dividend yield	0%

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities (a level 3 input) at March 31, 2016 is as follows:

Warrants (including placement agent)
Stock price	$1.950
Term (Years)	3 to 4
Volatility	126%
Exercise prices	$27.50 to 0.33
Dividend yield	0%

During the year ended March 31, 2016, certain Warrant holders from the August 21, 2014 Warrant Amendment Agreement exercised their warrants via a cashless exercise where-in 54,154 warrants were tendered, the shareholders received 26,976 shares and the shareholders forfeited 27,178 warrants. The Company reduced the derivative liability $62,986.

During the year ended March 31, 2016, certain Warrant holders from the August 21, 2014 Warrant Amendment Agreement and the Company agreed to exchange 133,791 warrants for 133,791 shares of common stock and the Company reduced the derivative liability by $76,843.

During the year ended March 31, 2016 the Company issued shares of stock at $3.50 which reduced the exercise price of the Existing Warrants.

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of March 31, 2016.

		Fair Value Measurement at March 31, 2016
	Carrying
	Value at
	March 31, 2015	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$8,291	$-	$-	$8,291
Derivative warrants liability on common stock issuance including placement agent warrants	$2,852	$-	$-	$2,852
Total derivative liability	$11,143	$-	$-	$11,143

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2015 was $194,940 and the conversion feature liability was $0. At March 31, 2016 the fair value of these warrant liabilities was $11,143 and the conversion feature liability was $0. Changes in the derivative liability for the period ended March 31 , 2016 consist of:

Year Ended
March 31, 2016
Derivative liability at March 31, 2015	$194,940
Warrants Exercised	(139,829)
Change in derivative liability – mark to market	(43,968)
Derivative liability at March 31, 2016	$11,143

NOTE 7 – PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Convertible preferred shares

On November 7, 2013, the Company sold to certain institutional investors an aggregate of 500 shares of our 10% Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a stated value of $1,000 per share of Series B Preferred Stock for gross proceeds of $500,000. Additionally the investors also received Series A, Series B and Series C common stock purchase warrants. The Series A warrants will be exercisable into 1,162,791 shares of our common stock at an exercise price of $0.55 per share, the Series B warrants will be exercisable into 1,162,791 shares of our common stock at an exercise price of $0.43 per share and the Series C warrants will be exercisable into 1,162,791 shares our common stock at an exercise price of $0.55 per share. Holders of the Series B Preferred Stock will be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, payable semi-annually. Each share of the Series B Preferred Stock will be convertible at the option of the holder thereof into that number of shares of common stock determined by dividing the stated value of such share of the Series B Preferred Stock by the conversion price of $0.43, subject to later adjustment. On November 4, 2013, the Company also entered into a registration rights agreement with the investors pursuant to which the Company was obligated to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants.

Between April 16, 2014 and April 22, 2014, the holders of our Series B Preferred Stock exercised their right to have the Company redeem their shares whereby the Company redeemed 247.17 shares of Series B Preferred Stock for $303,839, which included accrued interest of $46,456 and a penalty for late registration of $10,212. The remaining portion of the Series B Preferred Stock, or 252.83 shares, was converted into 796,566 of our common shares at a conversion price of $0.3174 per share.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred shares

On October 7, 2013, the Company amended its articles of incorporation to create 100,000,000 shares of preferred stock by filing a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada. The preferred stock may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors. The Series A Preferred Stock had 10 votes per share (reduced to 0.2 votes per share as a result of the fifty for one reverse stock split, which became effective as of December 30, 2015) and are not convertible into shares of our common stock. The Series B Convertible Preferred shares have 1,000 shares of our authorized preferred stock are designated as “10% Series B Convertible Preferred Stock”, which have a stated value of $1,000 per share and have liquidation preferences, dividend rights, redemption rights and conversion rights, of which none were issued at March 31, 2016.

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

Grant of series C Convertible preferred stock

On March 30, 2016, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series C Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) the Company achieves consolidated revenue equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

Effective March 31, 2016, the Company issued a total of 3,000,000 shares of our Series C Preferred Stock to Steven P. Nickolas and Richard A. Wright (1,500,000 shares to each), our directors and executive officers, pursuant to their employment agreements dated effective March 1, 2016.

Common stock

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. On May 31, 2013, the Company effected a 15-for-1 forward stock split of our $0.001 par value common stock. All shares and per share amounts have been retroactively restated to reflect such split. Prior to the acquisition of Alkaline Water Corp., the Company had 109,500,000 shares of common stock issued and outstanding. On May 31, 2013, the Company issued 43,000,000 shares in exchange for a 100% interest in Alkaline Water Corp. For accounting purposes, the acquisition of Alkaline Water Corp. by The Alkaline Water Company Inc. has been recorded as a reverse acquisition of a company and recapitalization of Alkaline Water Corp. based on the factors demonstrating that Alkaline Water Corp. represents the accounting acquirer. Consequently, after the closing of this agreement the Company adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC. As part of the acquisition, the former management of the Company agreed to cancel 75,000,000 shares of common stock.

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

On May 1, 2014, the Company completed the offering and sale of an aggregate of 346,667 shares of our common stock and warrants to purchase an aggregate of 173,333 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock the Company sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $7. 50 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $7. 50.

Pursuant to the engagement agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company paid Wainwright a cash placement fee equal to 8% of the aggregate gross proceeds from the offering, or $208,000, and a non-accountable expense allowance equal to 1% of the aggregate gross proceeds from the offering, or $26,000. In addition, the Company issued warrants to purchase an aggregate of 5.5% of the aggregate number of shares of our common stock sold in the offering, or 19,067, to Wainwright and its designees. These warrants have an exercise price of $9.38 per share and expire on April 16, 2019.

On March 4, 2016, the Company completed the offering and sale of an aggregate of 9,000,000 shares of our common stock and warrants to purchase an aggregate of 4,500,000 shares of our common stock, for aggregate gross proceeds of $2,970,000. Each share of common stock the Company sold in the offering was accompanied by one-half of a warrant to purchase one share of common stock at an exercise price of $0.50 per share for a period of two years from the date of issuance. Each share of common stock and accompanying one-half of one warrant was sold at a price of $0.33.

These securities have been registered under the Securities Act of 1933 pursuant to our registration statement on Form S-1, as amended (No. 333-209124), which was declared effective by the Securities and Exchange Commission on February 11, 2016.

Also on March 4, 2016, the Company used the proceeds of the Offering to repay loans in the aggregate principal amounts of $1,500,000 In connection with the repayment of loans in the aggregate principal amounts of $1,500,000 on March 4, 2016, 526,316 shares of our common stock issued to Neil Rogers and held in escrow and 1,500,000 shares of our common stock issued to Turnstone Capital Inc. and held in escrow were cancelled effective as of March 31, 2016.

Common stock issued for services

On May 15, 2014, the Company issued 2,000 restricted common shares to consultant for services rendered and that were valued at the market value on that date of $7. 50 per share.

On June 2, 2014, the Company issued 2,000 restricted common shares to consultant for services rendered and that were valued at the market value on that date of $6.50 per share.

On June 6, 2014, the Company issued 20,000 restricted common shares to consultant for services rendered and that were valued at the market value on that date of $6.50 per share.

On June 11, 2014, the Company issued 5,000 restricted common shares to consultant for services rendered and that were valued at the market value on that date of $6.05 per share.

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

On August 1, 2014, the Company issued 20,000 common shares to a consultant for services rendered that were valued at the market value on that date of $875 per share.

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

On September 2, 2014, the Company issued 1,000 common shares to consultant for services rendered that were valued at the market value on that date of $6. 75 per share.

On September 30, 2014, the Company issued6,000 common shares to consultant for services rendered that were valued at the market value on that date of $5.00 per share.

On October 1, 2014, the Company issued 800 common shares to consultant for services rendered that were valued at the market value on that date of $5.65 per share.

On February 18, 2015, the Company issued1,000 common shares to consultant for services rendered that were valued at the market value on that date of $3.50 per share.

On February 18, 2015, the Company issued 24,500 common shares to consultants for services rendered that were valued at the market value on that date of $5. 00 per share.

On February 18, 2015, the Company issued71,000 common shares to employees for services rendered that were valued at the market value on that date of $5.00 per share.

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

On January 28, 2016, the company issued 10,000 shares of common stock forpastservicesperformedbyaformeremployeeofourcompany.

On January 29, 2016, the Company issued 400,000 common shares to a consultant for services rendered that were valued at the market value on that date of $0.52 per share.

On February 5, 2016, the Company reached an agreement with a contractor and agreed to issue 10,000 shares of restricted common stock for services that were valued at the market value on that date of $0.85 per share.

On March 1 2016, the Company reached an agreement with a contractor and agreed to issue 945,000 shares of common stock for services that were valued at the market value on that date of $0.99 per share.

On March 1, 2016, the company issued 30,000 shares of common stock forpastservicesperformedbyaformeremployeeofourcompany.

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

On March 30, 2016 pursuant to a convertible note issued September 28, 2015 the $89,100 of principal balance was converted to 270,000 common shares of the Company Stock.

On March 31, 2016, the Company entered into a promissory note and warrant exchange agreement (the “March Exchange Agreement”) with six holders of our promissory notes (each, a “Note”) in the aggregate principal amount of $310,000 and warrants (each, a “March Warrant”) to purchase an aggregate of 88,563 shares of our common stock, whereby we exchanged the holders’ Notes and March Warrants, for no additional consideration, for an aggregate of 551,246 shares of our common stock (the “March Exchange”), and following the March Exchange, the Notes and March Warrants were automatically cancelled and terminated and the holders have no further rights pursuant to the Notes, March Warrants and any agreement or instrument pursuant to which such Notes or March Warrants were issued. Pursuant to the March Exchange Agreement, the Company issued an aggregate of 551,246 shares of our common stock upon exchange of the above mentioned Notes and March Warrants.

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

On March 4, 2016, the Company completed the offering and sale of an aggregate of 9,000,000 shares of our common stock the offering included warrants to purchase an aggregate of 4,500,000 shares of our common stock, at an exercise price of $0.50 per share for a period of two years from the date of issuance.

For the years ended March 31, 2016 and March 31, 2015 the Company has recognized compensation expense of $2,425,495 and $4,039,291 respectively, on the stock options granted that vested. The fair value of the unvested shares is $0 as of March, 2016. The aggregate intrinsic value of these options was $0 at March 31, 2016. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2014	120,000	$30.50	8.5
Granted	347,040	$7.00	8.9
Exercised	(3,640)	$0.50	9.2
Expired/Forfeited	(120,000)	$-	8.2
Outstanding at March 31, 2015	343,400	$7.00	8.2
Granted	4,310,000	0.52	7.8
Exercised	-	-	-
Expired/Forfeited	-	$-	-
Outstanding at March 31, 2016	4,653,400	0.92	7.7
Exercisable at March 31, 2016	4,653,400	0.92	7.7

Warrants

The following is a summary of the status of all of our warrants as of March 31, 2016 and changes during the period ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2014	166,208	$26.00
Granted	584,985	6.50
Exercised	(290,585)	(15.50)
Cancelled	-	(15.50)
Outstanding at March 31, 2015	460,608	7.00
Granted	4,858,057	1.22
Exercised	(254,763)	8.00
Cancelled or Expired	(75,786)	6.00
Outstanding at March 31, 2016	4,988,116	1.39
Warrants exercisable at March 31, 2016	4,988,116	$1.39

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2016:

	STOCK WARRANTS OUTSTANDING AND
	EXERCISABLE
		Weighted-
		Average
	Number of	Remaining
	Warrants	Contractual
Exercise Price	Outstanding	Life in Years
$ 5.00	428,629	2.02
$ 6.25	6,667	3.05
$ 9.375	19,067	3.55
$ 27.50	2,326	2.07
$0.50	4,500,000	1.91

The Company agreed to reduce the exercise price of certain existing warrants to $5.00 per share in consideration for the immediate exercise of the existing warrants by the holders. As consideration, the holders were issued new common stock purchase warrants of the Company to purchase up to a number of shares of our common stock equal to the number of existing warrants exercised by the holders, provided that the exercise price of the new warrants will be $6. 25 per share.

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

On June 29, 2015 the Company entered into a $50,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 14,286 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $50,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $50,000 was converted into 88,912 shares of common stock and the discount was fully amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 7, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 13, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 17, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On September 28, 2015 the Company entered into a $75,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had a 15% annual interest rate, 7-month term and rights to 32,000 warrants with a two year term an exercise price of $5.00 per share and 10,000 shares of restricted stock. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $75,000 was provided and will be amortized over the 7-month term of the note. As of March 31, 2016 $75,000 was converted into 270,000 shares of common stock and the discount was fully amortized.

On October 2, 2015 the Company entered into a convertible promissory note for $10,000 that was convertible into common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $10,000 was converted into 17,782 shares of common stock and the discount was fully amortized.

On October 2, 2015 the Company entered into a convertible promissory note for $25,000 that was convertible into common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On October 5, 2015 the Company entered into a convertible promissory note for $25,000 that was convertible into common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

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

The fair value of the warrants granted during the year ended March 31, 2016 was estimated at the date of agreement using the Black-Scholes option-pricing model and a level 3 valuation measure, with the following assumptions:

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

Effective March 31, 2016, the Company issued a total of 3,000,000 shares of our Series C Preferred Stock to Steven P. Nickolas and Richard A. Wright (1,500,000 shares to each), our directors and executive officers, pursuant to their employment agreements dated effective March 1, 2016.

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

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between the Company and Water Engineering Solutions LLC, a related party, the Company paid $690,000 on May 1 2014 for specialized equipment used in the production of our alkaline water. Under this agreement, the Company paid deposits on equipment as follows: May 1, 2014 $690,000, June 27, 2014 $21,500, July 1, 2014 $115,000, August 7, 2014 $10,000, August 5, 2014 $5,000, August 19, 2014 $2,000, August 22, 2014 $100,000, October 14, 2014 $70,000, November 4, 2014 $7,676 and November 7, 2014 $5,002. The Company received equipment valued at $278,769 and reduced the deposit on equipment. During the year ended March 31, 2016 the company made purchased equipment of $312,500 to Water Engineering Solutions. Water Engineering Solutions, LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

Employment Agreement with Steven P. Nickolas

On March 30, 2016, the Company entered into an employment agreement dated effective March 1, 2016 with Steven P. Nickolas, our president, chief executive officer and director, pursuant to which Mr. Nickolas agreed to perform such duties as are regularly and customarily performed by the president and chief executive officer of a corporation, and any other duties consistent with Mr. Nickolas’s position in our company. Pursuant to the terms of the employment agreement, the Company have agreed to (i) pay Mr. Nickolas $15,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Nickolas 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). The Company also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Nickolas; and (iii) the termination of the employment agreement for any reason.

In addition, the Company may (i) grant awards under our 2013 equity incentive plan to Mr. Nickolas from time to time and (ii) pay to Mr. Nickolas an annual discretionary performance bonus in an amount to be determined by our board of directors in its sole discretion. Mr. Nickolas will also be eligible to participate in other bonus programs offered by our company to our senior staff from time to time.

In addition, Mr. Nickolas will be entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If the Company does not provide such plans at any time, the Company agreed to reimburse Mr. Nickolas for the reasonable cost of any such plans obtained privately. The Company also agreed to (i) provide Mr. Nickolas with vehicle leased in our company’s name, with lease payments not exceeding $700/month or such other amount as may be determined by our board of directors; (ii) pay Mr. Nickolas an allowance of $5,000 per month or such other amount as may be determined by our board of directors, which may be used by Mr. Nickolas as he sees fit, including without limitation, the funding of non-qualified retirement plans; (iii) reimburse Mr. Nickolas for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Nickolas will be entitled in each year to five weeks’ paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than three consecutive weeks of paid time off.

The initial term of the employment agreement is three years and, on the third anniversary of the effective date of the employment and on each annual anniversary date thereafter, the term of the employment agreement will automatically be extended by one additional year unless either party gives 90 days’ written notice to the other of its intention not to renew the employment agreement.

If, within 90 days of the occurrence of a change of control event, Mr. Nickolas resigns from his employment relationship with our company or our company terminates his employment agreement for any reason other than for just cause, then the Company agreed to pay Mr. Nickolas severance in an amount equal to the following: 36 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment agreement, that Mr. Nickolas is employed by our company under his employment agreement.

The Company may terminate Mr. Nickolas’s employment at any time for other than just cause by delivering to Mr. Nickolas written notice of termination. In such a case, the Company agreed to pay Mr. Nickolas severance in an amount equal to the following: 36 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment, that Mr. Nickolas is employed by our company under his employment agreement.

Subject to applicable employment laws or similar legislation, the Company may terminate Mr. Nickolas’s employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24 month period, because of a physical or mental disability. Mr. Nickolas’s employment will automatically terminate on his death. In the event Mr. Nickolas’s employment with our company terminates by reason of Mr. Nickolas’s death or disability, then upon and immediately effective on the date of termination the Company agreed to promptly pay and provide Mr. Nickolas (or in the event of Mr. Nickolas’s death, Mr. Nickolas’s estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with our 2013 equity incentive plan and award agreement. In the event Mr. Nickolas’s employment is terminated due to a disability, the Company agreed to pay to Mr. Nickolas the severance referred to above.

The Company may terminate Mr. Nickolas’s employment for just cause at any time by delivering to Mr. Nickolas written notice of termination. In the event that Mr. Nickolas’s employment with our company is terminated by our company for just cause, Mr. Nickolas will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Nickolas by our company as of the date of termination, except for any awards under our 2013 equity incentive plan will be dealt with in accordance with the plan and award agreement.

Provided that Mr. Nickolas has acted within the scope of his authority, the Company agreed to indemnify and save harmless Mr. Nickolas (including his heirs and legal representatives) against any and all costs, claims and expenses (including any amounts paid to settle any actions or satisfy any judgments) which: he may suffer or incur by reason of any matter or thing which he may in good faith do or have done or caused to be done as an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; or was reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; provided that, the foregoing indemnification will apply only if: he acted honestly and in good faith with a view to the best interests of our company, any of its subsidiaries or any of their respective affiliates; and in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

Mr. Nickolas agreed to indemnify and save harmless our company against, and agree to hold it harmless from, any and all damages, injuries, claims, demands, actions, liability, costs and expenses (including reasonable legal fees) incurred or made against our company arising from or connected with the performance or non-performance of his employment by him or the beach of any warranty, representation or covenant herein by him, other than claims by him pursuant to his employment agreement.

If and to the extent the Company maintain directors’ and officers’ liability insurance for the protection of our executives in connection with acts and omissions occurring during their employment with our company, the Company agreed that Mr. Nickolas will be included as an officer and director who is covered by such policy on a basis no less favorable than made available to other executives of our company.

Employment Agreement with Richard A. Wright

On March 30, 2016, the Company entered into an employment agreement dated effective March 1, 2016 with Richard A. Wright, our vice-president, secretary, treasurer and director, pursuant to which Mr. Wright agreed to perform such duties as are regularly and customarily performed by the vice president, secretary and treasurer of a corporation, and any other duties consistent with Mr. Wright’s position in our company. Pursuant to the terms of the employment agreement, the Company have agreed to (i) pay Mr. Wright $14,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Wright 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). The Company also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Wright; and (iii) the termination of the employment agreement for any reason.

In addition, the Company may (i) grant awards under our 2013 equity incentive plan to Mr. Wright from time to time and (ii) pay to Mr. Wright an annual discretionary performance bonus in an amount to be determined by our board of directors in its sole discretion. Mr. Wright will also be eligible to participate in other bonus programs offered by our company to our senior staff from time to time.

In addition, Mr. Wright will be entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If the Company do not provide such plans at any time, the Company agreed to reimburse Mr. Wright for the reasonable cost of any such plans obtained privately. The Company also agreed to (i) provide Mr. Wright with vehicle leased in our company’s name, with lease payments not exceeding $700/month or such other amount as may be determined by our board of directors; (ii) pay Mr. Wright an allowance of $5,000 per month or such other amount as may be determined by our board of directors, which may be used by Mr. Wright as he sees fit, including without limitation, the funding of non-qualified retirement plans; (iii) reimburse Mr. Wright for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Wright will be entitled in each year to five weeks’ paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than three consecutive weeks of paid time off.

The initial term of the employment agreement is three years and, on the third anniversary of the effective date of the employment and on each annual anniversary date thereafter, the term of the employment agreement will automatically be extended by one additional year unless either party gives 90 days’ written notice to the other of its intention not to renew the employment agreement.

If, within 90 days of the occurrence of a change of control event, Mr. Wright resigns from his employment relationship with our company or our company terminates his employment agreement for any reason other than for just cause, then the Company agreed to pay Mr. Wright severance in an amount equal to the following: 36 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment agreement, that Mr. Wright is employed by our company under his employment agreement.

The Company may terminate Mr. Wright’s employment at any time for other than just cause by delivering to Mr. Wright written notice of termination. In such a case, the Company agreed to pay Mr. Wright severance in an amount equal to the following: 36 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment, that Mr. Wright is employed by our company under his employment agreement.

Subject to applicable employment laws or similar legislation, the Company may terminate Mr. Wright’s employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24 month period, because of a physical or mental disability. Mr. Wright’s employment will automatically terminate on his death. In the event Mr. Wright’s employment with our company terminates by reason of Mr. Wright’s death or disability, then upon and immediately effective on the date of termination the Company agreed to promptly pay and provide Mr. Wright (or in the event of Mr. Wright’s death, Mr. Wright’s estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with our 2013 equity incentive plan and the award agreement. In the event Mr. Wright’s employment is terminated due to a disability, the Company agreed to pay to Mr. Wright the severance referred to above.

The Company may terminate Mr. Wright’s employment for just cause at any time by delivering to Mr. Wright written notice of termination. In the event that Mr. Wright’s employment with our company is terminated by our company for just cause, Mr. Wright will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Wright by our company as of the date of termination, except for any awards under our 2013 equity incentive plan will be dealt with in accordance with the plan and award agreement.

Provided that Mr. Wright has acted within the scope of his authority, the Company agreed to indemnify and save harmless Mr. Wright (including his heirs and legal representatives) against any and all costs, claims and expenses (including any amounts paid to settle any actions or satisfy any judgments) which: he may suffer or incur by reason of any matter or thing which he may in good faith do or have done or caused to be done as an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; or was reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; provided that, the foregoing indemnification will apply only if: he acted honestly and in good faith with a view to the best interests of our company, any of its subsidiaries or any of their respective affiliates; and in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

Mr. Wright agreed to indemnify and save harmless our company against, and agree to hold it harmless from, any and all damages, injuries, claims, demands, actions, liability, costs and expenses (including reasonable legal fees) incurred or made against our company arising from or connected with the performance or non-performance of his employment by him or the beach of any warranty, representation or covenant herein by him, other than claims by him pursuant to his employment agreement.

If and to the extent the Company maintain directors’ and officers’ liability insurance for the protection of our executives in connection with acts and omissions occurring during their employment with our company, the Company agreed that Mr. Wright will be included as an officer and director who is covered by such policy on a basis no less favorable than made available to other executives of our company.

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

	2016	2015
Deferred income tax assets:	$2,100,000	$1,270,000
Valuation allowance	(2,100,000)	(1,270,000)
Net total	$-	$-

At March 31, 2016, the Company had net operating loss carryforwards of approximately $7,790,000 and net operating loss carryforwards expire in 2023 through 2034.

The valuation allowance was increased by $830,000 during the year ended March 31, 2016. The current income tax benefit of $830,000 and $1,270,000 generated for the years ended March 31, 2016 and 2015, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2016, the Company has no unrecognized uncertain tax positions, including interest and penalties

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has long-term leases for its offices under cancelable operating leases from August 1, 2013 through September 30, 2017. At March 31, 2016, future minimum contractual obligations were as follows:

	Facilities	Equipment
Year ending March 31, 2017	$87,648	$10,436
Year ending March 31, 2018	42,000	4,348
Total Minimum Lease Payments:	$129,648	$14,784

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

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase72,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $6. 25 per share for a period of five years, 18,000 shares vested.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for72,000 and issue a warrant to purchase 102,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $5.00 per share for a period of five years. 18,000 shares vested on October 22, 2014, 13,316 shares on October 28, 2014, 13,606 shares on December 22, 2014, 6,945 shares on February 3, 2015 and 15,799 shares on March 5, 2015. The remaining 18,105 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if the Company draws on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

During the year ended March 31, 2015 the Company agreed to lease the specialized equipment used to make our alkaline water with a value of $735,781 under the above Master Lease agreement. The Company evaluated this lease under ASC 840-30 “Leases- Capital Leases” and concluded that these lease where a capital asset.

NOTE 14 – NOTES PAYABLE

On May 11, 2015, the Company entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which the Company issued a secured term note of our company in the aggregate principal amount of $250,000, together with 20,000 shares of our common stock, in consideration for $250,000. The secured term note bears interest at the rate of 15% per annum and matures on May 11, 2016. The Company may prepay the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, provided that the Company provide written notice to the holder at least 30 days prior to the date of prepayment. Pursuant to the securities purchase agreement, the Company paid Assurance Funding Solutions LLC $10,000 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, the Company also entered into a general security agreement dated May 11, 2015 with Assurance Funding Solutions LLC. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $79,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016, $13.167 was unamortized and amortization of debt discount for the year was $65,833.

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

On November 30, 2015, the Company entered into a loan agreement with a lender, whereby the lender loaned $750,000 to the company in exchange for a non-negotiable promissory note in the principal amount of $750,000 which bears interest at the rate of 15% per annum and matures on the date that is 60 days after November 30, 2015. On January 25, 2016 the note term was extended to March 31, 2016. This loan was repaid on March 4, 2016.

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

Pursuant to the loan agreement, the Company also granted piggyback registration rights to the lender with respect to the escrowed shares.

As of January 25, 2016, the Company entered into a loan agreement with a lender, whereby the Lender loaned $750,000 to our company in exchange for a non-negotiable promissory note in the principal amount of $750,000. The Note bears interest at the rate of 15% per annum and matures on March 31, 2016. This loan was repaid on March 4, 2016.

The loan agreement provides that our obligations to the Lender will be secured by an escrow agreement, pursuant to which the Company will deposit into escrow a certificate representing 1,500,000 shares of our common stock. As of January 25, 2016, the Company entered into an escrow agreement with the Lender and an escrow agent. Pursuant to the escrow agreement, the Company deposited a share certificate representing the escrowed shares with the escrow agent. Pursuant to the escrow agreement, (i) in the event that there is any event of default that is not cured in accordance with the loan agreement, the escrow agent is to deliver the certificate to the Lender and (ii) in the event that our company repays the loan pursuant to the Loan Agreement and there is no event of default that is not cured in accordance with the loan agreement at the time of repayment, the escrow agent is to deliver the Certificate to the transfer agent of our company and request the transfer agent to cancel the escrowed shares.

Pursuant to the loan agreement, the Company also granted piggyback registration rights to the Lender with respect to the escrowed shares.

NOTE 15 – CONVERTIBLE NOTES PAYABLE

On June 29, 2015 the Company entered into a $50,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 14,286 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $50,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $50,000 was converted into 88,912 shares of common stock and the discount was fully amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 1, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015, 12,500 was amortized. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 7, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

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

As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On July 17, 2015 the Company entered into a $25,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of December 31, 2015 $12,500 was amortized. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

On September 28, 2015 the Company entered into a $75,000 Convertible promissory note was convertible into Common stock at $3.50 per share. The Convertible promissory note had a 15% annual interest rate, 7-month term and rights to 32,000 warrants with a two year term an exercise price of $5.00 per share and 10,000 shares of restricted stock. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $75,000 was provided and will be amortized over the 7-month term of the note. As of December 31, 2015 $18,750 was amortized. As of March 31, 2016 $75,000 was converted into 270,000 shares of common stock and the discount was fully amortized.

On October 5, 2015 the Company entered into a convertible promissory note for $25,000 that was convertible into common stock at $3.50 per share. The Convertible promissory note had an 8% annual interest rate, 1-year term and rights to 7,143 warrants with a two year term an exercise price of $5.00 per share. The Company evaluated this transaction under ASC 470-20 “Debt with Conversion and Other Options” and determined that a discount of $25,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016 $25,000 was converted into 44,455 shares of common stock and the discount was fully amortized.

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

On March 31, 2016, the Company entered into a promissory note and warrant exchange agreement (the “March Exchange Agreement”) with six holders of our promissory notes (each, a “Note”) in the aggregate principal amount of $310,000 and warrants (each, a “March Warrant”) to purchase an aggregate of 88,563 shares of our common stock, whereby the Company exchanged the holders’ Notes and March Warrants, for no additional consideration, for an aggregate of 551,246 shares of our common stock (the “March Exchange”), and following the March Exchange, the Notes and March Warrants were automatically cancelled and terminated and the holders have no further rights pursuant to the Notes, March Warrants and any agreement or instrument pursuant to which such Notes or March Warrants were issued.

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2016, the Company issued 5,000 common shares to consultant for services rendered that were valued at the market value on that date of $1.65 per share.

On April 1, 201, the Company issued 12,500 common shares to consultant for services rendered that were valued at the market value on that date of $1.65 per share.

On of May 16, 2016, the Company entered into a warrant exchange agreement (the “May Exchange Agreement”) with six holders of our warrants (each, a “May Warrant”) to purchase an aggregate of 163,202 shares of our common stock, whereby the Company exchanged the holders’ May Warrants, for no additional consideration, for an aggregate of 163,202 shares of our common stock (the “May Exchange”), and following the May Exchange, the May Warrants were automatically cancelled and terminated and the holders have no further rights pursuant to the May Warrants and any agreement or instrument pursuant to which such May Warrants were issued.

On June 1, 2016, the Company issued 65,000 common shares to consultant for services rendered that were valued at the market value on that date of $1.75 per share.

On June 10, 2016, the Company entered into loan agreements with five lenders, pursuant to which the Company issued promissory notes in the aggregate principal amount of $260,000 in exchange for the loan in the amount of $260,000. The promissory notes bear interest at the rate of 10% per annum, payable quarterly. Payment of the principal and interest is due and payable on or before June 10, 2017. The lenders have the option to convert the amount due under the promissory notes into shares of our common stock at a conversion price of $1.00 per share.

On June 14, 2016, pursuant to the May Exchange Agreement, the Company issued an aggregate of 163,202 shares of our common stock upon exchange of the above mentioned May Warrants valued at the market value on that date of $1.98 per share.

On July 6, 2016, the Company issued an aggregate of 425,000 shares of our common stock to three investors in a private placement, at a purchase price of $1.00 per share for gross proceeds of $425,000.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2016 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Steven P. Nickolas	Chairman, President, Chief Executive Officer and Director	60	May 31, 2013
Richard A. Wright	Vice-President, Secretary, Treasurer and Director	58	May 31, 2013

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

Involvement in Certain Legal Proceedings

Except as disclosed below, none of our directors and executive officers has been involved in any of the following events during the past ten years:

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

In 2010 Steven P. Nickolas discovered, by way of a forensic audit, that he had been paying the wrong bank for holding his principal home mortgage. Mr. Nickolas initiated a lawsuit in the Federal Court, District of Arizona, seeking to determine the appropriate lender holding the note on his first mortgage. Litigation in this suit continued into 2014 at which time a settlement was reached but no resolution occurred. Nationstar, a mortgage servicing company began foreclosure proceedings once again putting Mr. Nickolas’s prime residence in jeopardy. To force resolution of ownership and upon advice from legal counsel, Mr. Nickolas filed a Chapter 13 bankruptcy petition in the State of Arizona on July 22, 2015. Currently, the proceeding is underway in the bankruptcy court continuing to attempt to identify the proper lender and holder of the note on Mr. Nickolas’s home property.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2016 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Steven P. Nickolas	1	1	Nil
Richard A. Wright	1	1	Nil

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2016

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2016,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2016 and 2015 are set out in the following summary compensation table:

Summary Compensation Table – Years ended March 31, 2016 and 2015
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Steven P. Nickolas President, Chief Executive Officer, Chairman and Director	2016 2015	144,000 124,531	35,000 23,937	Nil Nil	780,000 1,092,090	Nil Nil	Nil Nil	27,640 21,291	986,640 1,264,612
Richard A. Wright Vice-President, Secretary, Treasury and Director	2016 2015	132,000 118,024	35,000 23,937	Nil Nil	780,000 1,092,090	Nil Nil	Nil Nil	19,544 4,379	966,544 1,238,430

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

Effective October 7, 2013, our board of directors adopted and approved the 2013 Equity Incentive Plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended the 2013 Equity Incentive Plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 35,000,000 shares to 700,000 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 700,000 to 7,700,000. The plan enables us to grant awards of a maximum of 7,700,000 shares of our stock and awards that may be granted under the plan includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

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

We estimated compensation expense of $2,249,902 on the stock options granted that vested during the year ended March 31, 2015, divided equally between Steven P. Nickolas and Richard A. Wright in the amount of $1,112,868 each. The aggregate intrinsic value of these options was $0 at March 31, 2015.

Effective January 29, 2016, we granted a total of 3,000,000 stock options to Steven A. Nickolas and Richard A. Wright (1,500,000 stock options each). The stock options are exercisable at the exercise price of $0.52 per share until October 7, 2023. All of these stock options vested effective January 29, 2016.

We estimated compensation expense of $1,560,000 on the stock options granted that vested during the year ended March 31, 2016, divided equally between Steven P. Nickolas and Richard A. Wright in the amount of $780,000 each. The aggregate intrinsic value of these options was $4,290,000 at March 31, 2016.

Employment Agreement with Steven P. Nickolas

On March 30, 2016, we entered into an employment agreement dated effective March 1, 2016 with Steven P. Nickolas, our president, chief executive officer and director, pursuant to which Mr. Nickolas agreed to perform such duties as are regularly and customarily performed by the president and chief executive officer of a corporation, and any other duties consistent with Mr. Nickolas’s position in our company. Pursuant to the terms of the employment agreement, we have agreed to (i) pay Mr. Nickolas $15,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Nickolas 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). We also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Nickolas; and (iii) the termination of the employment agreement for any reason.

In addition, we may (i) grant awards under our 2013 equity incentive plan to Mr. Nickolas from time to time and (ii) pay to Mr. Nickolas an annual discretionary performance bonus in an amount to be determined by our board of directors in its sole discretion. Mr. Nickolas will also be eligible to participate in other bonus programs offered by our company to our senior staff from time to time.

In addition, Mr. Nickolas will be entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we do not provide such plans at any time, we agreed to reimburse Mr. Nickolas for the reasonable cost of any such plans obtained privately. We also agreed to (i) provide Mr. Nickolas with vehicle leased in our company’s name, with lease payments not exceeding $700/month or such other amount as may be determined by our board of directors; (ii) pay Mr. Nickolas an allowance of $5,000 per month or such other amount as may be determined by our board of directors, which may be used by Mr. Nickolas as he sees fit, including without limitation, the funding of non-qualified retirement plans; (iii) reimburse Mr. Nickolas for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Nickolas will be entitled in each year to five weeks’ paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than three consecutive weeks of paid time off.

The initial term of the employment agreement is three years and, on the third anniversary of the effective date of the employment and on each annual anniversary date thereafter, the term of the employment agreement will automatically be extended by one additional year unless either party gives 90 days’ written notice to the other of its intention not to renew the employment agreement.

Provided that Mr. Nickolas has acted within the scope of his authority, we agreed to indemnify and save harmless Mr. Nickolas (including his heirs and legal representatives) against any and all costs, claims and expenses (including any amounts paid to settle any actions or satisfy any judgments) which: he may suffer or incur by reason of any matter or thing which he may in good faith do or have done or caused to be done as an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; or was reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; provided that, the foregoing indemnification will apply only if: he acted honestly and in good faith with a view to the best interests of our company, any of its subsidiaries or any of their respective affiliates; and in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

Mr. Nickolas agreed to indemnify and save harmless our company against, and agree to hold it harmless from, any and all damages, injuries, claims, demands, actions, liability, costs and expenses (including reasonable legal fees) incurred or made against our company arising from or connected with the performance or non-performance of his employment by him or the beach of any warranty, representation or covenant herein by him, other than claims by him pursuant to his employment agreement.

If and to the extent we maintain directors’ and officers’ liability insurance for the protection of our executives in connection with acts and omissions occurring during their employment with our company, we agreed that Mr. Nickolas will be included as an officer and director who is covered by such policy on a basis no less favorable than made available to other executives of our company.

Cash Bonus to Steven P. Nickolas

Effective March 15, 2016, we agreed to pay Mr. Nickolas a cash bonus in the amount of $35,000 for past services that he has provided to our company.

Employment Agreement with Richard A. Wright

On March 30, 2016, we entered into an employment agreement dated effective March 1, 2016 with Richard A. Wright, our vice-president, secretary, treasurer and director, pursuant to which Mr. Wright agreed to perform such duties as are regularly and customarily performed by the vice president, secretary and treasurer of a corporation, and any other duties consistent with Mr. Wright’s position in our company. Pursuant to the terms of the employment agreement, we have agreed to (i) pay Mr. Wright $14,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Wright 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). We also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Wright; and (iii) the termination of the employment agreement for any reason.

In addition, we may (i) grant awards under our 2013 equity incentive plan to Mr. Wright from time to time and (ii) pay to Mr. Wright an annual discretionary performance bonus in an amount to be determined by our board of directors in its sole discretion. Mr. Wright will also be eligible to participate in other bonus programs offered by our company to our senior staff from time to time.

In addition, Mr. Wright will be entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we do not provide such plans at any time, we agreed to reimburse Mr. Wright for the reasonable cost of any such plans obtained privately. We also agreed to (i) provide Mr. Wright with vehicle leased in our company’s name, with lease payments not exceeding $700/month or such other amount as may be determined by our board of directors; (ii) pay Mr. Wright an allowance of $5,000 per month or such other amount as may be determined by our board of directors, which may be used by Mr. Wright as he sees fit, including without limitation, the funding of non-qualified retirement plans; (iii) reimburse Mr. Wright for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Wright will be entitled in each year to five weeks’ paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than three consecutive weeks of paid time off.

The initial term of the employment agreement is three years and, on the third anniversary of the effective date of the employment and on each annual anniversary date thereafter, the term of the employment agreement will automatically be extended by one additional year unless either party gives 90 days’ written notice to the other of its intention not to renew the employment agreement.

Provided that Mr. Wright has acted within the scope of his authority, we agreed to indemnify and save harmless Mr. Wright (including his heirs and legal representatives) against any and all costs, claims and expenses (including any amounts paid to settle any actions or satisfy any judgments) which: he may suffer or incur by reason of any matter or thing which he may in good faith do or have done or caused to be done as an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; or was reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; provided that, the foregoing indemnification will apply only if: he acted honestly and in good faith with a view to the best interests of our company, any of its subsidiaries or any of their respective affiliates; and in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

Mr. Wright agreed to indemnify and save harmless our company against, and agree to hold it harmless from, any and all damages, injuries, claims, demands, actions, liability, costs and expenses (including reasonable legal fees) incurred or made against our company arising from or connected with the performance or non-performance of his employment by him or the beach of any warranty, representation or covenant herein by him, other than claims by him pursuant to his employment agreement.

If and to the extent we maintain directors’ and officers’ liability insurance for the protection of our executives in connection with acts and omissions occurring during their employment with our company, we agreed that Mr. Wright will be included as an officer and director who is covered by such policy on a basis no less favorable than made available to other executives of our company.

Cash Bonus to Richard A. Wright

Effective March 15, 2016, we agreed to pay Mr. Wright a cash bonus in the amount of $35,000 for past services that he has provided to our company.

Grant of Series C Convertible Preferred Stock

On March 30, 2016, we designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series C Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

Effective March 31, 2016, we issued a total of 3,000,000 shares of our Series C Preferred Stock to Steven P. Nickolas and Richard A. Wright (1,500,000 shares to each), our directors and executive officers, pursuant to their employment agreements dated effective March 1, 2016.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the provisions of the employment agreements with Mr. Nickolas and Mr. Wright described below, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

If, within 90 days of the occurrence of a change of control event, Mr. Nickolas resigns from his employment relationship with our company or our company terminates his employment agreement for any reason other than for just cause, then we agreed to pay Mr. Nickolas severance in an amount equal to the following: 36 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment agreement, that Mr. Nickolas is employed by our company under his employment agreement.

We may terminate Mr. Nickolas’s employment at any time for other than just cause by delivering to Mr. Nickolas written notice of termination. In such a case, we agreed to pay Mr. Nickolas severance in an amount equal to the following: 36 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment, that Mr. Nickolas is employed by our company under his employment agreement.

Subject to applicable employment laws or similar legislation, we may terminate Mr. Nickolas’s employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24 month period, because of a physical or mental disability. Mr. Nickolas’s employment will automatically terminate on his death. In the event Mr. Nickolas’s employment with our company terminates by reason of Mr. Nickolas’s death or disability, then upon and immediately effective on the date of termination we agreed to promptly pay and provide Mr. Nickolas (or in the event of Mr. Nickolas’s death, Mr. Nickolas’s estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with our 2013 equity incentive plan and award agreement. In the event Mr. Nickolas’s employment is terminated due to a disability, we agreed to pay to Mr. Nickolas the severance referred to above.

We may terminate Mr. Nickolas’s employment for just cause at any time by delivering to Mr. Nickolas written notice of termination. In the event that Mr. Nickolas’s employment with our company is terminated by our company for just cause, Mr. Nickolas will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Nickolas by our company as of the date of termination, except for any awards under our 2013 equity incentive plan will be dealt with in accordance with the plan and award agreement.

If, within 90 days of the occurrence of a change of control event, Mr. Wright resigns from his employment relationship with our company or our company terminates his employment agreement for any reason other than for just cause, then we agreed to pay Mr. Wright severance in an amount equal to the following: 36 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment agreement, that Mr. Wright is employed by our company under his employment agreement.

We may terminate Mr. Wright’s employment at any time for other than just cause by delivering to Mr. Wright written notice of termination. In such a case, we agreed to pay Mr. Wright severance in an amount equal to the following: 36 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment, that Mr. Wright is employed by our company under his employment agreement.

Subject to applicable employment laws or similar legislation, we may terminate Mr. Wright’s employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24 month period, because of a physical or mental disability. Mr. Wright’s employment will automatically terminate on his death. In the event Mr. Wright’s employment with our company terminates by reason of Mr. Wright’s death or disability, then upon and immediately effective on the date of termination we agreed to promptly pay and provide Mr. Wright (or in the event of Mr. Wright’s death, Mr. Wright’s estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with our 2013 equity incentive plan and the award agreement. In the event Mr. Wright’s employment is terminated due to a disability, we agreed to pay to Mr. Wright the severance referred to above.

We may terminate Mr. Wright’s employment for just cause at any time by delivering to Mr. Wright written notice of termination. In the event that Mr. Wright’s employment with our company is terminated by our company for just cause, Mr. Wright will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Wright by our company as of the date of termination, except for any awards under our 2013 equity incentive plan will be dealt with in accordance with the plan and award agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2016:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steven P. Nickolas	60,000	Nil	Nil	7.50	October 9, 2023	Nil	Nil	Nil	Nil
	12,000	Nil	Nil	8.25	May 12, 2019	Nil	Nil	Nil	Nil
	60,000	Nil	Nil	7.275	May 21, 2024	Nil	Nil	Nil	Nil
	16,000	Nil	Nil	5.75	February 18, 2020	Nil	Nil	Nil	Nil
	1,500,000	Nil	Nil	0.52	October 7, 2023	Nil	Nil	Nil	Nil

Richard A. Wright	60,000	Nil	Nil	7.50	October 9, 2023	Nil	Nil	Nil	Nil
	12,000	Nil	Nil	8.25	May 12, 2019	Nil	Nil	Nil	Nil
	60,000	Nil	Nil	7.275	May 21, 2024	Nil	Nil	Nil	Nil
	16,000	Nil	Nil	5.75	February 18, 2020	Nil	Nil	Nil	Nil
	1,500,000	Nil	Nil	0.52	October 7, 2023	Nil	Nil	Nil	Nil

Compensation of Directors

During the fiscal year ended March 31, 2016, we had no directors who were not our named executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 13, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our executive officers and by our executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Steven P. Nickolas 14301 North 87 St., Suite 109 Scottsdale, AZ 85260	Common Stock	2,424,000	15.91%
	Series A Preferred Stock (3)	10,000,000	50%
	Series C Preferred Stock(6)	1,500,000	50%
Richard A. Wright 14301 N. 87th Street, Suite 119 Scottsdale, AZ 85260	Common Stock	1,648,000(5)	10.81%
	Series A Preferred Stock (3)	10,000,000	50%
	Series C Preferred Stock(6)	1,500,000	50%
All executive officers and directors as a group (2 persons)	Common Stock	4,072,000	26.72%
	Series A Preferred Stock (3)	20,000,000	100%
	Series C Preferred Stock(6)	3,000,000	100%

Notes

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Percentage of common stock is based on 15,239,672 shares of our common stock issued and outstanding as of July 13, 2016. Percentage of Series A Preferred Stock is based on 20,000,000 shares of Series A Preferred Stock issued and outstanding as of July 13, 2016. Percentage of Series C Preferred Stock is based on 3,000,000 shares of Series C Preferred Stock issued and outstanding as of July 13, 2016.

(3)	The Series A Preferred Stock has 10 votes per share and is not convertible into shares of our common stock.

(4)

Consists of 1,648,000 stock options exercisable within 60 days, 430,000 shares of our common stock owned by WiN Investments, LLC and 346,000 shares of our common stock owned by Lifewater Industries, LLC. Steven P. Nickolas exercises voting and dispositive power with respect to the shares of our common stock that are beneficially owned by WiN Investments, LLC and Lifewater Industries, LLC.

(5)	Consists of 1,648,000 stock options exercisable within 60 days.

(6)

Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since April 1, 2014, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $28,463.99, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Related Party Transactions with Water Engineering Solutions, LLC

On January 17, 2014, we entered into an equipment lease with Water Engineering Solutions LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for specialized equipment used to make our alkaline water. On February 12, 2014, we entered into an amendment #1 to the equipment lease agreement dated January 17, 2014 with Water Engineering Solutions, LLC. The amendment provides that the term of the lease will commence upon the actual installation and commercial operation of the equipment and continue for 60 months. The amendment also provides that the equipment will be leased for $190,756 at a rate of 8% per annum with the residual amount of $1.00. For the term of the agreement, we agreed to deliver to Water Engineering Solutions, LLC lease payments in the amount of $3,864 per month, commencing 30 days after the equipment is commercially operating but no later than July 1, 2014. In addition, the amendment provides that the title will pass to us upon completion of the term and payment of $1.00 residual amount.

On April 2, 2014, we entered into an equipment sale/lease back agreement with Water Engineering Solutions, LLC for specialized equipment with an original cost of $208,773 acquired in August 2013. Under the terms of the agreement, Water Engineering Solutions, LLC bought back the equipment for $188,000 in April 2014 and the equipment was leased back to us for $188,000 at a rate of 8% per annum for a term of 60 months with the residual amount of $1.00. For the term of the agreement, we agreed to deliver to Water Engineering Solutions, LLC lease payments in the amount of $3,811.96 per month, commencing on May 2, 2014. In addition, the agreement provides that the title will pass to us upon completion of the term and payment of $1.00 residual amount.

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between our company and Water Engineering Solutions LLC, we paid $690,000 on May 1, 2014 and $21,500 on June 27, 2014, $115,000 on July 1, 2014, $10,000 on August 2, 2014 and $100,000 on August 22, 2014 for specialized equipment used in the production of our alkaline water.

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between our company and Water Engineering Solutions LLC, and during the year ended March 31, 2016, we paid $312,500 to Water Engineering Solutions LLC for custom engineered equipment used in the production of our alkaline water.

Other Related Party Transactions

On August 1, 2013 we entered into a 3-year sub-lease agreement requiring a monthly payment of $2,085 for office space in Scottsdale, Arizona, with a basic monthly lease increase of 8% and 7% on each anniversary date. Our company or the landlord can cancel the lease with 30 days’ notice. The sub-lessor is an entity owned by Steven P. Nickolas, our chief executive officer and president.

During the period from June 19, 2012 to June 30, 2014, we had a total of $65,378 in general and administrative expenses with related parties. Of the total, $33,592 was to four different entities consisting of consulting fees to Beverage Science Laboratories ($25,000), Water Enhanced Technologies, Inc. ($3,000) and WiN Investments, LLC ($2,000), entities controlled and owned by Steven P. Nickolas, and Water Engineering Solutions, LLC ($3,592), an entity controlled and owned by Steven P. Nickolas and Richard A. Wright. In addition, $12,000 was rent to Steven P. Nickolas and $16,500 was professional fees to Wright Tax Solutions, LLC ($12,500) and Wright Investment Group ($4,000), entities controlled and owned by Richard A. Wright and $7,638 for health insurance for Steven P. Nickolas $9,000 auto allowance for Steve A Nickolas and $3,385 auto allowance for Richard A. Wright.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2016 and 2015 for professional services rendered by Seale and Beers, CPAs, our independent registered public accounting firm:

Fees	2016	2014
Audit Fees	$35,000	$30,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	22,500	9,000
Total Fees	$57,500	$39, 000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

(1)	Underwriting Agreement
1.1	Engagement Agreement dated October 7, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.2	Amendment Agreement to Engagement Agreement dated November 1, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1/A, filed on January 9, 2014)
1.3	Amendment Agreement to Engagement Agreement dated November 25, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.4	Termination Agreement for Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
1.5	Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.4	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.5	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.6	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.7	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.8

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.11	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.12	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.13	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.14	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)

10.15	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.16	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.17	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.18	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.19	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.20	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.21	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.22	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.23	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.24	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.25	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.26	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.27	Stock Option Agreement dated February 18, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.28	Stock Option Agreement dated February 18, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.29	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.30	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.31	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.32	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.33	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC
10.34	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.35	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on December 1, 2015)
10.36	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.37	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.38	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.39	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.40	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.41	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.42	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.43	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)

10.44	Stock Option Agreement dated January 29, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.45	Stock Option Agreement dated January 29, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.46	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.47	Form of Warrant Certificate (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.48	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.49	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.50	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.51	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on June 16, 2016)
(21)	Subsidiaries
21.1	Subsidiaries of The Alkaline Water Company Inc.
Alkaline Water Corp., Arizona corporation
Alkaline 88, LLC, Arizona limited liability company
(23)	Consents of Experts and Counsel
23.1*	Consent of Seale and Beers, CPAs
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Alkaline Water Company Inc.

By: /s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 14, 2016

By: /s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: July 14, 2016