Form 10-Q
period 2016-06-30
ALKALINE WATER Co INC
filed 2016-08-15
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

15,265,272 shares of common stock issued and outstanding as of August 15, 2016 .

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

	June 30, 2016	March 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$437,720	$1,192,119
Accounts receivable	937,951	911,390
Inventory	509,200	434,708
Prepaid expenses	10,600	10,806

Total current assets	1,895,471	2,549,023

Fixed assets - net	1,186,405	1,226,534
Equipment deposits - related party	67,619	-

Total assets	$3,149,495	$3,775,557

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$599,639	$847,452
Accrued expenses	287,566	251,613
Revolving financing	545,805	475,273
Current portion of capital leases	253,399	243,623
Note payable, net of debt discount	64,957	283,120
Note payable with original issue discount, net of debt discount	16,497	41,248
Derivative liability	6,837	11,143

Total current liabilities	1,774,700	2,153,472

Long-term Liabilities
Capitalized leases	53,820	95,204

Total long-term liabilities	53,820	95,204

Total liabilities	$1,828,520	$2,248,676

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000, Series C issued 3,000,000	23,000	23,000
Common stock, Class A - $0.001 par value, 22,500,000 shares authorized 15,239,672 and 14,568,970 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	15,238	14,568
Additional paid in capital	22,230,302	21,423,247
Accumulated deficit	(20,947,565)	(19,933,934)

Total stockholders' deficit	1,320,975	1,526,881

Total liabilities and stockholders' deficit	$3,149,495	$3,775,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the quarter ended
	June 30, 2016	June 30, 2015
Revenue	$2,946,749	$1,513,578
Cost of Goods Sold	1,790,713	976,804
Gross Profit	1,156,036	536,774
Operating expenses
Sales and marketing expenses	1,085,999	626,681
General and administrative	840,774	1,151,540
Depreciation	89,439	71,029

Total operating expenses	2,016,212	1,849,250
Total operating loss	(860,176)	(1,312,476)
Other income (expense)
Interest income	98	-
Interest expense	(112,601)	(67,407)
Amortization of debt discount and accretion	(45,258)	(6,583)
Change in derivative liability	4,306	(168,164)

Total other income (expense)	(153,455)	(242,154)
Net loss	$(1,013,631)	$(1,554,630)
EARNINGS PER SHARE (Basic)	$(0.07)	$(0.59)
WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	14,716,285	2,637,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the quarter ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,013,631)	$(1,554,630)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	89,439	71,029
Stock compensation expense	142,625	642,872
Amortization of debt discount and accretion	79,049	6,583
Interest expense relating to amortization of capital lease discount	25,752	25,524
Change in derivative liabilities	(4,306)	168,164
Changes in operating assets and liabilities:
Accounts receivable	(26,561)	(73,213)
Inventory	(74,492)	(18,766)
Prepaid expenses and other current assets	206	-
Accounts payable	(247,813)	197,933
Accounts payable - related party	-	(43,036)
Accrued expenses	35,953	10,563

NET CASH USED IN OPERATING ACTIVITIES	(993,779)	(566,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(49,310)	(2,850)
Equipment Deposits - related party	(67,619)	(24,998)

CASH USED IN INVESTING ACTIVITIES	(116,929)	(27,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	260,000	250,000
Proceeds from convertible note payable	-	50,000
Proceeds from revolving financing	70,532	(34,005)
Proceeds from sale of common stock, net	425,000	480,800
Repayment of notes payable	(341,863)	-
Repayment of capital lease	(57,360)	(48,128)

CASH PROVIDED BY FINANCING ACTIVITIES	356,309	698,667

NET CHANGE IN CASH	(754,399)	103,842

CASH AT BEGINNING OF PERIOD	1,192,119	90,113

CASH AT END OF PERIOD	$437,720	$193,955

INTEREST PAID	$19,162	$30,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2016 (including the notes thereto) set forth on Form 10-K. The Company uses as guidance the Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $437,750 and $193,955 in cash and cash equivalents at June 30, 2016 and 2015, respectively.

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

As of June 30, 2016 and March, 31 2016, inventory consisted of the following:

	June 30, 2016	March 31, 2016

Raw materials	$359,466	$300,575
Finished goods	149,734	134,133
Total inventory	$509,200	$434,708

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

Newly issued accounting pronouncements

During the period ended June 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended June 30, 2016 of ($20,947,565). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	June 30, 2016	March 31, 2016

Machinery and Equipment	$1,015,728	$970,728
Machinery under Capital Lease	735,781	735,781
Office Equipment	57,941	53,631
Leasehold Improvements	3,979	3,979

Less: Accumulated Depreciation	(627,024)	(537,585)
Fixed Assets, net	$1,186,405	$1,226,534

Depreciation expense for the years ended June 30, 2016 and June 30 2015 was $89,439 and $71,029, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

During the three month period ending June 30, 2016 the company made a net deposit on equipment of $67,619 to Water Engineering Solutions. During the three month period ending June 30, 2015 the company made a net deposit on equipment of $24,998 to Water Engineering Solutions. Water Engineering Solutions LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

The initial indebtedness is $500,000 and the Company increased the amount available under the revolving accounts receivable funding agreement to $900,000 on May 12, 2016. The Company may request further increase(s) to the in $100,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, the Company gives Gibraltar notice of our intention to terminate the agreement. In addition, the Company will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On June 30, 2016 the amount borrowed on this facility was $545,805.

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

The following table sets forth the fair value hierarchy within our financial assets and liabilities by level that were accounted for at fair value on a recurring basis as of June 30, 2016.

		Fair Value Measurement at June 30, 2016
	Carrying
	Value at
	June 30, 2015	Level 1	Level 2	Level 3
Liabilities:

Derivative convertible debt liability	$-	$-	$-	$-
Derivative warrant liability convertible preferred stock	$4,457	$-	$-	$4,457
Derivative warrants liability on common stock issuance including placement agent warrants	$2,380	$-	$-	$2,380
Total derivative liability	$6,837	$-	$-	$6,837

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2016 was $11,143 and the conversion feature liability was $0. At June 30, 2016 the fair value of these warrant liabilities was $6,847 and the conversion feature liability was $0. Changes in the derivative liability for the period ended June 30, 2016 consist of:

Three Months Ended
June 30, 2016
Derivative liability at March 31, 2016	$11,143
Change in derivative liability – mark to market	(4,306)
Derivative liability at June 30, 2016	$6,837

NOTE 7 – PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Convertible preferred shares

On November 7, 2013, the Company sold to certain institutional investors an aggregate of 500 shares of our 10% Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a stated value of $1,000 per share of Series B Preferred Stock for gross proceeds of $500,000. Additionally the investors also received Series A, Series B and Series C common stock purchase warrants. The Series A warrants will be exercisable into 23,256 shares of our common stock at an exercise price of $27.50 per share, the Series B warrants will be exercisable into 23,256 shares of our common stock at an exercise price of $21.50 per share and the Series C warrants will be exercisable into 23,256 shares our common stock at an exercise price of $27.50 per share. Holders of the Series B Preferred Stock will be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 10% per annum, payable semi-annually. Each share of the Series B Preferred Stock will be convertible at the option of the holder thereof into that number of shares of common stock determined by dividing the stated value of such share of the Series B Preferred Stock by the conversion price of $21.50, subject to later adjustment. On November 4, 2013, the Company also entered into a registration rights agreement with the investors pursuant to which the Company was obligated to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants.

Between April 16, 2014 and April 22, 2014, the holders of our Series B Preferred Stock exercised their right to have the Company redeem their shares whereby the Company redeemed 247.17 shares of Series B Preferred Stock for $303,839, which included accrued interest of $46,456 and a penalty for late registration of $10,212. The remaining portion of the Series B Preferred Stock, or 252.83 shares, was converted into 15,931 of our common shares at a conversion price of $15.87 per share.

Effective November 7, 2013, the Company issued common stock purchase warrants to the placement agent and its designees as compensation for the services provided by the placement agent in connection with our private placement of 500.00028 shares Series B Preferred Stock, which was completed on November 7, 2013. The warrants issued to the placement agent and its designees are exercisable into an aggregate of 2,326 shares of our common stock with an exercise price of $27.50 per share and have a term of exercise of five years. The Company issued the warrants to six accredited investors and paid certain transactional costs of $78,000. For the period ended December 31, 2014 the Company recorded $54,288 of amortization of the debt discount and deferred financing cost.

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

Our authorized preferred stock was not affected by the reverse stock split and continues to be 100,000,000 shares of preferred stock, with a par value of $0.001 per share. In addition, the number of issued and outstanding shares of Series A Preferred Stock continues to be 20,000,000. However, holders of Series A Preferred Stock had 0.2 votes per share of Series A Preferred Stock, instead of 10 votes per share of Series A Preferred Stock, as a result of the reverse-stock split.

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

Common stock

The Company is authorized to issue 1,125,000,000 shares of $0.001 par value common stock. On May 31, 2013, the Company affected a 15-for-1 forward stock split of our $0.001 par value common stock. All shares and per share amounts have been retroactively restated to reflect such split. Prior to the acquisition of Alkaline Water Corp., the Company had 109,500,000 shares of common stock issued and outstanding. On May 31, 2013, the Company issued 43,000,000 shares in exchange for a 100% interest in Alkaline Water Corp. For accounting purposes, the acquisition of Alkaline Water Corp. by The Alkaline Water Company Inc. has been recorded as a reverse acquisition of a company and recapitalization of Alkaline Water Corp. based on the factors demonstrating that Alkaline Water Corp. represents the accounting acquirer. Consequently, after the closing of this agreement the Company adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC. As part of the acquisition, the former management of the Company agreed to cancel 75,000,000 shares of common stock.

On December 30, 2015, the Company affected a fifty for one reverse stock split of its authorized and issued and outstanding shares of common stock. As a result, the authorized common stock has decreased from 1,125,000,000 shares of common stock, with a par value of $0.001 per share, to 22,500,000 shares of common stock, with a par value of $0.001 per share. All shares and per share amounts have been retroactively restated to reflect such split.

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

In June 2016, the Company issued an aggregate of 425,000 shares of our common stock to three investors in a private placement, at a purchase price of $1.00 per share for gross proceeds of $425,000.

Common stock issued for services

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

NOTE 9 – OPTIONS AND WARRANTS

Stock option awards

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

For the three months ended June 30, 2016 and June 30, 2015 the Company has recognized compensation expense of $0 and $12,912 respectively, on the stock options granted that vested. The fair value of the unvested shares is $0 as of June 30, 2016. The aggregate intrinsic value of these options was $0 at June 30, 2016. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
			(years)
Outstanding at March 31, 2015	343,400	$7.00	8.2
Granted	4,310,000	$0.52	7.8
Exercised	-	$-	-
Expired/Forfeited	-	$-	-
Outstanding at March 31, 2016	4,653,400	$0.92	7.7
Granted	-	$-	-
Exercised	-	$-	-
Expired/Forfeited	-	$-	-
Outstanding at June 30, 2016	4,653,400	$0.92	7.3
Exercisable at June 30, 2016	4,653,400	$0.92	7.3

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

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on antic The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

For the years ended March 31, 2016 and 2015, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2016 and March 31, 2016, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 12 –CAPITAL LEASE

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

On November 2, 2015 the Company issued a promissory note to a lender in the amount of $125,000. The note requires weekly payments of $2,450.98 plus interest. The final payment is due on November 19, 2016.

Between June 10, 2016 and June 20, 2016, the Company entered into loan agreements with various lenders pursuant to which the Company issued convertible promissory notes of our company in the aggregate principal amount of $260,000, The convertible promissory note bears interest at the rate of 10% per annum and matures on June 10, 2017 and is convertible into common shares at $1.00 per share. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $240,100 was provided and will be amortized over the 1-year term of the note. As of June 30, 2016, the unamortized debt discount was $220,092.

NOTE 14 – SUBSEQUENT EVENTS

On July 26, 2016, the Company issues 25,600 of our common stock in connection with a cash-less exercise of a warrant.

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

Results of Operations

Our results of operations for the three months ended June 30, 2016 and June 30, 2015 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2016	2015
Revenue	$2,946,749	$1,513,578
Cost of goods sold	1,790,713	976,804
Gross profit	1,156,036	536,774
Net Loss (after operating expenses and other expenses)	$(1,013,631)	$(1,554,630	) )

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2016 of $2,946,749, as compared to $1,513,578 for the three months ended June 30, 2015, an increase of 95% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of June 30, 2016, the product is now available in all 50 states at an estimated 25,000 retail locations. As of June 30, 2015, the product was available in all 50 states at an estimated 17,500 retail locations. This increase has occurred primarily through the addition of 36 of the top national grocery retailers as customer during the year ended March 31, 2016. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2016, we had cost of goods sold of $1,790,713, or 60.8% of revenue, as compared to cost of goods sold of $976,804 or 64.5% of revenue, for the three months ended June 30, 2015. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended June 30, 2016 and June 30, 2015 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2016	2015
Sales and marketing expenses	$1,085,999	$626,681
General and administrative expenses	840,774	1,151,540
Depreciation expenses	89,439	71,029
Total operating expenses	$2,016,212	$1,849,250

During the for the three months ended June 30, 2016, our total operating expenses were $2,016,212, as compared to $1,849,250 for the three months ended June 30, 2015.

For the three months ended June 30, 2016, the total included $1,085,999 of sales and marketing expenses and $840,774 of general and administrative expenses, consisting primarily of approximately $142,625 of shares stock option compensation expense, and $279,763 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended June 30, 2016.

For the three months ended June 30, 2015 the total included $626,681 of sales and marketing expenses and $1,151,540 of general and administrative expenses, consisting primarily of approximately $642,872 of shares stock option compensation expense, and $103,540 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital
	June 30, 2016	March 31, 2016
Current assets	$1,895,471	$2,549,023
Current liabilities	1,774,700	2,153,472
Working capital (deficiency)	$120,771	$395,551

Current Assets

Current assets as of June 30, 2016 and March 31, 2016 primarily relate to $437,720 and $1,192,119 in cash, $937,951 and $911,390 in accounts receivable and $509,200 and $434,708 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2016 and March 31, 2016 primarily relate to $599,639 and $847,452 in accounts payable, revolving financing of $545,805 and $475,273, note payable of $81,454 and $324,368, current portion of capital leases of $253,399 and $243,623 and accrued expenses of $287,566 and $251,613 respectively.

Cash Flow

Our cash flows for the three months ended June 30, 2016 and June 30, 2015 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2016	2015
Net Cash used in operating activities	$(993,779)	$(566,977)
Net Cash used in investing activities	(116,929)	(27,848)
Net Cash provided by financing activities	356,309	698,667
Net increase in cash and cash equivalents	$(754,399)	$103,842

Operating Activities

Net cash used in operating activities was $993,779 for the three months ended June 30, 2016, as compared to $566,977 used in operating activities for the three months ended June 30, 2015. The increase in net cash used in operating activities was primarily due to reduction of accounts payable in the quarter ended June 30, 2016 compared to an increase of accounts payable in the quarter ended June 30, 2015.

Investing Activities

Net cash used in investing activities was $116,929 for the three months ended June 30, 2016, as compared to $27,848 used in investing activities for the three months ended June 30, 2015. The increase in net cash used by investing activities was the result of an increase of purchase of fixed assets and equipment deposits.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2016 was $356,309, as compared to $698,667 for the three months ended June 30, 2015. The decrease of net cash provided by financing activities was mainly attributable to repayment of notes payable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Information regarding risk factors appears in our Annual Report on Form 10-K filed on July 14, 2016. There have been no material changes since July 14, 2016 from the risk factors disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2016, we issued 25,600 shares of our common stock at a price of $0.33 per share to a warrant holder upon full exercise of the warrant to purchase an aggregate of 32,000 shares of our common stock on a cashless basis. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

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

THE ALKALINE WATER COMPANY INC.

Date: August 15, 2016	By:	/s/ Steven P. Nickolas
Steven P. Nickolas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)