Form 10-Q
period 2016-09-30
ALKALINE WATER Co INC
filed 2016-11-21
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
15,971,977 shares of common stock issued and outstanding as of November 18, 2016 .

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

	(Unaudited)
	September 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$189,711	$1,192,119
Accounts receivable	1,079,838	911,390
Inventory	547,609	434,708
Prepaid expenses	21,100	10,806

Total current assets	1,838,258	2,549,023

Fixed assets - net	1,125,834	1,226,534
Equipment deposits - related party	104,619	-

Total assets	$3,068,711	$3,775,557

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$957,835	$847,452
Accrued expenses	389,879	251,613
Revolving financing	563,191	475,273
Current portion of capitalized leases	263,568	243,623
Note payable, net of debt discount	-	283,120
Note payable with original issue discount, net of debt discount	3,811	41,248
Current portion of convertible notes payable, net of debt discount	54,100	-
Derivative liability	4,786	11,143

Total current liabilities	2,237,170	2,153,472

Long-term Liabilities
Capitalized leases	9,742	95,204
Convertible notes payable, net of debt discount	200,000	-

Total long-term liabilities	209,742	95,204

Total liabilities	$2,446,912	$2,248,676

Commitments and contingencies (Note 10)

Stockholders' deficit

Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000, Series C issued 3,000,000	23,000	23,000
Common stock, Class A - $0.001 par value, 22,500,000 shares authorized, 16,030,697 and 14,568,970 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	16,029	14,568
Additional paid in capital	22,806,011	21,423,247
Common stock issuable	-	-
Accumulated deficit	(22,223,241)	(19,933,934)

Total stockholders' deficit	621,799	1,526,881

Total liabilities and stockholders' deficit	$3,068,711	$3,775,557

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$3,007,538	$1,719,268	$5,954,287	$3,232,846

Cost of Goods Sold	1,896,112	1,105,522	3,686,825	2,082,326

Gross Profit	1,111,426	613,746	2,267,462	1,150,520

Operating expenses
Sales and marketing expenses	1,060,390	768,055	2,146,389	1,394,736
General and administrative	1,056,741	736,922	1,897,515	1,888,462
Depreciation	90,958	71,100	180,397	142,129

Total operating expenses	2,208,089	1,576,077	4,224,301	3,425,327

Total operating loss	(1,096,663)	(962,331)	(1,956,839)	(2,274,807)

Other income (expense)

Interest income	4	10	102	10
Interest expense	(100,043)	(76,358)	(212,644)	(143,765)
Amortization of debt discount and accretion	(81,025)	(81,500)	(126,283)	(88,083)
Change in derivative liability	2,051	125,502	6,357	(42,662)

Total other income (expense)	(179,013)	(32,346)	(332,468)	(274,500)

Net loss	$(1,275,676)	$(994,677)	$(2,289,307)	$(2,549,307)

EARNINGS PER SHARE (Basic)	$(0.08)	$(0.34)	$(0.15)	$(0.92)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	15,390,421	2,899,813	15,070,758	2,768,769

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,289,307)	$(2,549,307)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	180,397	142,129
Stock compensation expense	319,125	918,584
Amortization of debt discount and accretion	137,369	88,083
Interest expense relating to amortization of capital lease discount	51,504	51,277
Change in derivative liabilities	(6,357)	42,662
Changes in operating assets and liabilities:
Accounts receivable	(168,448)	(248,181)
Inventory	(112,901)	(64,073)
Prepaid expenses and other current assets	(10,294)	15,000
Accounts payable	110,383	340,509
Accounts payable - related party	-	(43,036)
Accrued expenses	138,266	31,791

NET CASH USED IN OPERATING ACTIVITIES	(1,650,263)	(1,274,562)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(79,696)	(2,850)
Equipment deposits - related party	(104,619)	(139,997)

CASH USED IN INVESTING ACTIVITIES	(184,315)	(142,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	510,000	430,000
Proceeds from convertible note payable	-	275,000
Proceeds from revolving financing	87,918	13,894
Proceeds from sale of common stock, net	425,000	746,200
Proceeds for the exercise of warrants, net	300,000	-
Repayment of notes payable	(373,727)	-
Repayment of capital lease	(117,021)	(99,103)

CASH PROVIDED BY FINANCING ACTIVITIES	832,170	1,365,991

NET CHANGE IN CASH	(1,002,408)	(51,418)

CASH AT BEGINNING OF PERIOD	1,192,119	90,113

CASH AT END OF PERIOD	$189,711	$38,695

INTEREST PAID	$36,023	$67,362

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $189,712 and $1,192,119 in cash and cash equivalents at September 30, 2016 and March 31, 2016, respectively.

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

As of September 30, 2016 and March, 31 2016, inventory consisted of the following:

	September 30,	March 31, 2016
	2016
Raw materials	$328,338	$300,575
Finished goods	219,271	134,133
Total inventory	$547,609	$434,708

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

Newly issued accounting pronouncements

During the period ended September 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended September 30, 2016 of ($22,223,241). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	September 30, 2016	March 31, 2016

Machinery and Equipment	$1,046,114	$970,728
Machinery under Capital Lease	735,781	735,781
Office Equipment	57,941	53,631
Leasehold Improvements	3,979	3,979

Less: Accumulated Depreciation	(717,982)	(537,585)
Fixed Assets, net	$1,125,834	$1,226,534

Depreciation expense for the years ended September 30, 2016 and September 30 2015 was $180,397 and $142,129, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

During the six month period ending September 30, 2016 the company made a net deposit on equipment of $104,619 to Water Engineering Solutions. During the six month period ending September 30, 2015 the company made a net deposit on equipment of $139,997 to Water Engineering Solutions. Water Engineering Solutions LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

The initial indebtedness is $500,000 and the Company increased the amount available under the revolving accounts receivable funding agreement to $900,000 on May 12, 2016. The Company may request further increase(s) to the in $100,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, the Company gives Gibraltar notice of our intention to terminate the agreement. In addition, the Company will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On September 30, 2016 the amount borrowed on this facility was $563,191.

NOTE 6 – DERIVATIVE LIABILITY

On May 1, 2014, the Company sold 346,667 shares of our common stock and warrants to purchase an aggregate of 173,333 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $7.50 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $7.50. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants to $5.00 per share. in consideration for the immediate exercise of the Existing Warrants by the Holders and the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that the exercise price of the New Warrants will be $6. 25 per share, subject to adjustment in the New Warrants. Each New Warrant has a term of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $6.25. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. . As required by ASC 815 “Derivatives and Hedging” , if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. Tthe Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument. As of September 30, 2016, one holders has 6,667 warrants and the derivative liability associated with these warrants is $1,656.

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

These warrants have an exercise price of $9.38 per share and expire on April 16, 2019. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. . As required by ASC 815 “Derivatives and Hedging” the Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument. As of September 30, 2016, six holders have 21,392 warrants and the derivative liability associated with these warrants is $3,130.

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2016 was $11,143 at September 30, 2016 was $6,357. Changes in the derivative liability for the period ended September 30, 2016 consist of:

Six Months Ended
September 30, 2016
Derivative liability at March 31, 2016	$11,143
Change in derivative liability – mark to market	(6,357)
Derivative liability at September 30, 2016	$4,786

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred shares

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

In June 2016, the Company issued an aggregate of 425,000 shares of our common stock to six investors in a private placement, at a purchase price of $1.00 per share for gross proceeds of $425,000.

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

On August 18, 2016, the Company issued 50,000 common shares to consultant for services rendered that were valued at the market value on that date of $1.53 per share.

On September 20, 2016, the Company agreed to issue 58,720 common shares to consultant for services rendered that were valued at the market value on that date of $1.70 per share.

Warrant Exercised

In July 2016, the Company issued 25,600 shares of our common stock in connection with a cashless exercise of a warrant and cancelled 32,000 warrants were cancelled.

In August 2016 two warrant holders exercised 600,000 warrants to acquire 600,000 common shares at an exercise price of $0.50 per share.

Options Exercised

In August 2016 option holders exercised 85,000 options in a cashless exercise to acquire 56,705 common shares.

NOTE 8 – OPTIONS AND WARRANTS

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

Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
			(years)
Outstanding at March 31, 2015	343,400	$7.00	8.2
Granted	4,310,000	$0.52	7.8
Exercised	-	$-	-
Expired/Forfeited	-	$-	-
Outstanding at March 31, 2016	4,653,400	$0.92	7.7
Granted	-	$-	-
Exercised	(85,000)	$0.52	6.4
Expired/Forfeited	(8,800)	$1.91	6.4
Outstanding at September 30, 2016	4,559,600	$0.92	5.7
Exercisable at September 30, 2016	4,559,600	$0.92	5.7

Warrants

For the six months period ended warrants activity at September 30, 2016 is presented in the table below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining
	of Warrant	Exercise	Contractual
	Shares	Price	Term
			(years)
Outstanding at March 31, 2016	4,988,118	$0.96	.94
Granted	-	$-	-
Exercised	(795,202)	$1.58	.13
Expired/Forfeited	-	$5.00	.05
Outstanding at September 30, 2016	4,192,916	$0.84	.67
Exercisable at September 30, 2016	4,192,916	$0.84	.67

In July 2016, the Company issued 25,600 shares of our common stock in connection with a cashless exercise of a warrant and cancelled 32,000 warrants were cancelled.

On August 20, 2016 two warrant holder exercised 600,000 warrants to acquire 600,000 common shares at an exercise price of $0.50 per share

NOTE 9 – RELATED PARTY TRANSACTIONS

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

During the six month period ending September 30, 2016 the company made a net deposit on equipment of $104,619 to Water Engineering Solutions. During the six month period ending September 30, 2015 the company made a net deposit on equipment of $139,997 to Water Engineering Solutions. Water Engineering Solutions LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

NOTE 10 – INCOME TAXES

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

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2016 and March 31, 2016, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 11 –CAPITAL LEASE

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

NOTE 12 – NOTES PAYABLE

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

On November 2, 2015 the Company issued a promissory note to a lender in the amount of $125,000. The note requires weekly payments of $2,451 plus interest. The final payment is due on November 19, 2016.

Between June 10, 2016 and June 20, 2016, the Company entered into loan agreements with various lenders pursuant to which the Company issued convertible promissory notes of our company in the aggregate principal amount of $260,000, The convertible promissory note bears interest at the rate of 10% per annum and matures on June 10, 2017 and is convertible into common shares at $1.00 per share. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $240,100 was provided and will be amortized over the 1-year term of the note. As of September 30, 2016, the unamortized debt discount was $160,067.

On September 20, 2016 the Company agreed to a $1,000,000 loan facility which also included a conversion right of principal and/or accrued interest the convertible note bears interest at the rate of 10% per annum and matures on September 20, 2018 and is convertible into common shares at $1.00 per share. As of September 30, 2016 the Company had drawn $250,000 of the facility. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $100,000 was provided and will be amortized over the 2-year term of the note. As of September 30, 2016, the unamortized debt discount was $95,833.

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

Results of Operations

Our results of operations for the three months ended September 30, 2016 and September 30, 2015 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2016	2015
Revenue	$3,007,538	$1,719,268
Cost of goods sold	1,896,112	1,105,522
Gross profit	1,111,426	613,746
Net Loss (after operating expenses and other expenses)	$(1,275,676)	(994,677)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2016 of $3,007,538 as compared to $1,719,268 for the three months ended September 30, 2015, an increase of 75% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of September 30, 2016, the product is now available in all 50 states at an estimated 25,000 retail locations. As of September 30, 2015, the product was available in all 50 states at an estimated 20,000 retail locations. This increase has occurred primarily through the addition of 36 of the top national grocery retailers as customer during the year ended March 31, 2016. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended September 30, 2016, we had cost of goods sold of $1,896,112, or 62%% of revenue, as compared to cost of goods sold of $1,105,522 or 64% of revenue, for the three months ended September 30, 2015. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended September 30, 2016 and September 30, 2015 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2016	2015
Sales and marketing expenses	$1,060,390	$768,055
General and administrative expenses	1,056,741	736,922
Depreciation expenses	90,958	71,100
Total operating expenses	$2,208,089	$1,576,077

For the three months ended September 30, 2016, our total operating expenses were $2,208,089, as compared to $1,576,077 for the three months ended September 30, 2015.

For the three months ended September 30, 2016, the total included $1,060,390 of sales and marketing expenses and $1,056,741 of general and administrative expenses, consisting primarily of approximately $176,500 of shares stock option compensation expense, and $370,118 of professional fees.

For the three months ended September 30, 2015 the total included $768,055 of sales and marketing expenses and $736,922 of general and administrative expenses, consisting primarily of approximately $262,800 of shares stock option compensation expense, and $168,500 of professional fees.

Our results of operations for the six months ended September 30, 2016 and September 30, 2015 are as follows:

	For the six	For the six months
	months ended	ended
	September 30,	September 30,
	2016	2015
Revenue	$5,954,287	$3,232,846
Cost of goods sold	3,686,825	2,082,326
Gross profit	2,267,462	1,150,520
Net Loss (after operating expenses and other expenses)	$(2,289,307)	$(2,549,307)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the six months ended September 30, 2016 of $5,954,287 as compared to $3,232,846 for the six months ended September 30, 2015, an increase of 84% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of September 30, 2016, the product is now available in all 50 states at an estimated 25,000 retail locations. As of September 30, 2015, the product was available in all 50 states at an estimated 20,000 retail locations. This increase has occurred primarily through the addition of 36 of the top national grocery retailers as customer during the year ended March 31, 2016. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2016, we had cost of goods sold of $3,686,825, or 62%% of revenue, as compared to cost of goods sold of $2,082,326 or 64% of revenue, for the six months ended September 30, 2015. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the six months ended September 30, 2016 and September 30, 2015 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2016	2015
Sales and marketing expenses	$2,146,389	$1,394,736
General and administrative expenses	1,897,515	1,888,462
Depreciation expenses
	180,397	142,129
Total operating expenses	$4,224,301	$3,425,357

For the six months ended September 30, 2016, our total operating expenses were $4,224,301, as compared to $3,425,357 for the six months ended September 30, 2015.

For the six months ended September 30, 2016, the total included $2,146,389 of sales and marketing expenses and $1,897,515 of general and administrative expenses, consisting primarily of approximately $319,125 of shares stock option compensation expense, and $649,881 of professional fees.

For the six months ended September 30, 2015 the total included $1,394,736 of sales and marketing expenses and $1,888,1462 of general and administrative expenses, consisting primarily of approximately $892,760 of shares stock option compensation expense, and $203,540 of professional fees.

Liquidity and Capital Resources

Working Capital

	September 30, 2016	March 31, 2016
Current assets	$1,838,258	$2,549,023
Current liabilities	2,237,170	2,153,472
Working capital (deficiency)	$(398,912)	$395,551

Current Assets

Current assets as of September 30, 2016 and March 31, 2016 primarily relate to $189,711 and $1,192,119 in cash, $1,079,838 and $911,390 in accounts receivable and $547,609 and $434,708 in inventory, respectively.

Current Liabilities

Current liabilities as of September 30, 2016 and March 31, 2016 primarily relate to $957,835 and $847,452 in accounts payable, revolving financing of $563,191 and $475,273, note payable of $57,911 and $324,368, current portion of capital leases of $263,568 and $243,623 and accrued expenses of $389,879 and $251,613 respectively.

Cash Flow

Our cash flows for the six months ended September 30, 2016 and September 30, 2015 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2016	2015
Net Cash used in operating activities	$(1,650,263)	$(1,274,562)
Net Cash used in investing activities	(184,315)	(142,847)
Net Cash provided by financing activities	832,170	1,365,991
Net increase in cash and cash equivalents	$(1,002,408)	$(51,418)

Operating Activities

Net cash used in operating activities was $1,650,263 for the six months ended September 30, 2016, as compared to $1,274,562 used in operating activities for the six months ended September 30, 2015. The increase in net cash used in operating activities was primarily due to reduction of accounts payable in the quarter ended September 30, 2016 compared to an increase of accounts payable in the quarter ended September 30, 2015.

Investing Activities

Net cash used in investing activities was $184,315 for the six months ended September 30, 2016, as compared to $142,847 used in investing activities for the six months ended September 30, 2015. The increase in net cash used by investing activities was the result of an increase of purchase of fixed assets and equipment deposits.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2016 was $832,170, as compared to $1,365,991 for the six months ended September 30, 2015. The decrease of net cash provided by financing activities was mainly attributable to repayment of notes payable.

Loan Facility Agreement with Turnstone Capital Inc.

On September 20, 2016, we entered into a loan facility agreement (the “Loan Agreement”) with Turnstone Capital Inc. (the “Lender”), whereby the Lender agreed to make available to our company a loan in the aggregate principal amount of $1,000,000 (the “Loan Amount”). Pursuant to the Loan Agreement, the Lender agreed to make one or more advances of the Loan Amount to our company as requested from time to time by our company in an amount to be agreed upon by our company and the Lender (each, an “Advance”), provided that the Lender has the option to provide an additional Advances of up to $500,000 for the purchase of equipment by our company.

On September 20, 2016, the Lender made the first Advance in the amount of $250,000 to our company.

The Loan Amount will mature on the date which is two years after the date of the first Advance or such earlier date as the principal amount of all Advances owing from time to time and all other amounts payable under the Loan Agreement, and at any time outstanding, (the “Principal Amount”) may become due and payable in accordance with the terms and conditions of the Loan Agreement.

We agreed to commence repayment of the Principal Amount, on a monthly basis, beginning on the date that is 12 months after the date of the first Advance with the amount to be repaid each month being equal to the Principal Amount outstanding on the date of such monthly payment divided by the number of months remaining before the Maturity Date.

The Principal Amount will bear simple interest at a rate of 10.0% per annum. Interest will be calculated daily and paid monthly for the previous 30 days commencing on the date which is 35 days after the first Advance. We may prepare all or any portion of the Principal Amount and any accrued but unpaid interest thereon not less than ten days’ prior written notice.

So long as any Principal Amount remains outstanding, if we complete any debt or equity financing of more than $250,000 (other than in connection with certain exempt issuances), then we agreed to use the proceeds of such financing to repay any Principal Amount remaining outstanding at the time of the completion of such financing.

Any Principal Amount, and any accrued but unpaid interest thereon, will be convertible into shares of our common stock by the Lender, at its option, at any time. The conversion is to occur at a conversion price of $1.00.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2016, we issued 20,000 shares of our common stock to a consultant as partial consideration for settling any outstanding claims relating to the consultant’s services and consulting agreements that the consultant had or may have against our company. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On September 20, 2016, we agreed to issue 58,720 shares of our common stock to a consultant for services rendered that were valued at the market value on that date of $1.70 per share. In issuing these shares, we intend to rely on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

(1)	Underwriting Agreement
1.1	Engagement Agreement dated October 7, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.2	Amendment Agreement to Engagement Agreement dated November 1, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1/A, filed on January 9, 2014)
1.3	Amendment Agreement to Engagement Agreement dated November 25, 2013 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
1.4	Termination Agreement for Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
1.5	Engagement Agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Registration Statement on Form S-1, filed on March 12, 2014)
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on September 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.4	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)

10.5	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.6	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.7	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.8

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.11	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.12	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.13	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.14	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.15	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.16	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.17	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.18	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.19	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.20	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.21	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.22	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.23	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.24	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.25	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.26	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.27	Stock Option Agreement dated February 18, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.28	Stock Option Agreement dated February 18, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.29	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.30	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.31	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.32	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC

10.33	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC
10.34	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.35	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on December 1, 2015)
10.36	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.37	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.38	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.39	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.40	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.41	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.42	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.43	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.44	Stock Option Agreement dated January 29, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.45	Stock Option Agreement dated January 29, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.46	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.47	Form of Warrant Certificate (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.48	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.49	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.50	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.51	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on June 16, 2016)
10.52	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: November 21, 2016	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Chief Operating Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)