Form 10-Q
period 2016-12-31
ALKALINE WATER Co INC
filed 2017-02-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

15,971,977 shares of common stock issued and outstanding as of February 14, 2017.

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

	(Unaudited)
	December 31, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$88,540	$1,192,119
Accounts receivable	834,777	911,390
Inventory	813,441	434,708
Prepaid expenses	98,716	10,806

Total current assets	1,835,474	2,549,023

Fixed assets - net	1,124,505	1,226,534
Equipment deposits - related party	104,619	-

Total assets	$3,064,598	$3,775,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$953,588	$847,452
Accrued expenses	375,527	251,613
Revolving financing	532,020	475,273
Current portion of capitalized leases	188,303	243,623
Note payable, net of debt discount	-	283,120
Note payable with original issue discount, net of debt discount	-	41,248
Current portion of convertible notes payable, net of debt discount	46,046	-
Derivative liability	3,407	11,143

Total current liabilities	2,098,891	2,153,472

Long-term Liabilities
Capitalized leases	48,703	95,204
Convertible notes payable, net of debt discount	674,059	-

Total long-term liabilities	722,762	95,204

Total liabilities	$2,821,653	$2,248,676

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000, Series C issued 3,000,000	23,000	23,000
Common stock, $0.001 par value, 200,000,000 shares authorized, 16,030,697 and 14,568,970 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	16,029	14,568
Additional paid in capital	22,925,531	21,423,247
Accumulated deficit	(22,721,615)	(19,933,934)

Total stockholders' equity	242,945	1,526,881

Total liabilities and stockholders' equity	$3,064,598	$3,775,557

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenue	$2,973,689	$1,777,701	$8,927,976	$5,010,547

Cost of Goods Sold	1,664,459	1,152,514	5,351,284	3,234,840

Gross Profit	1,309,230	625,187	3,576,692	1,775,707

Operating expenses
Sales and marketing expenses	998,525	703,942	3,144,914	2,098,678
General and administrative	550,732	739,690	2,448,247	2,628,152
Depreciation	90,463	72,204	270,860	214,333

Total operating expenses	1,639,720	1,515,836	5,864,021	4,941,163

Total operating loss	(330,490)	(890,649)	(2,287,329)	(3,165,456)

Other income (expense)
Interest income	-	14	102	24
Interest expense	(83,738)	(99,112)	(296,382)	(242,877)
Amortization of debt discount and accretion	(85,525)	(195,000)	(211,808)	(283,083)
Change in derivative liability	1,379	90,026	7,736	47,364

Total other income (expense)	(167,884)	(204,072)	(500,352)	(478,572)

Net loss	$(498,374)	$(1,094,721)	$(2,787,681)	$(3,644,028)

EARNINGS PER SHARE (Basic)	$(0.03)	$(0.36)	$(0.18)	$(1.29)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	15,604,623	3,006,148	15,391,901	2,831,761

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,787,681)	$(3,644,028)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	270,860	214,333
Stock compensation expense	319,125	1,111,445
Amortization of debt discount and accretion	226,436	296,415
Interest expense relating to amortization of capital lease discount	77,257	77,029
Change in derivative liabilities	(7,736)	(47,364)
Changes in operating assets and liabilities:
Accounts receivable	76,613	(282,835)
Inventory	(378,733)	(7,964)
Prepaid expenses and other current assets	(87,910)	15,000
Accounts payable	106,136	116,418
Accounts payable - related party	-	(43,036)
Accrued expenses	123,914	50,632

NET CASH USED IN OPERATING ACTIVITIES	(2,061,719)	(2,143,955)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(168,831)	(19,461)
Equipment deposits - related party	(104,619)	(194,997)

CASH USED IN INVESTING ACTIVITIES	(273,450)	(214,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,010,000	1,325,000
Proceeds from convertible note payable	-	435,000
Proceeds from revolving financing	56,747	141,061
Proceeds from sale of common stock, net	425,000	781,200
Proceeds for the exercise of warrants, net	300,000	-
Repayment of notes payable	(381,079)	(152,058)
Repayment of capital lease	(179,078)	(152,122)

CASH PROVIDED BY FINANCING ACTIVITIES	1,231,590	2,378,081

NET CHANGE IN CASH	(1,103,579)	19,668

CASH AT BEGINNING OF PERIOD	1,192,119	90,113

CASH AT END OF PERIOD	$88,540	$109,781

INTEREST PAID	$83,738	$112,395

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $88,540 and $1,192,119 in cash and cash equivalents at December 31, 2016 and March 31, 2016, respectively.

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

As of December 31, 2016 and March, 31 2016, inventory consisted of the following:

	December 31, 2016	March 31, 2016
Raw materials	$597,428	$300,575
Finished goods	216,013	134,133
Total inventory	$813,441	$434,708

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

Newly issued accounting pronouncements

During the period ended December 31, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended December 31, 2016 of ($22,721,615). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	December 31, 2016	March 31, 2016
Machinery and Equipment	$1,048,699	$970,728
Machinery under Capital Lease	735,781	735,781
Machinery – Construction in progress	85,600	-
Office Equipment	58,891	53,631
Leasehold Improvements	3,979	3,979
Less: Accumulated Depreciation	(808,445)	(537,585)
Fixed Assets, net	$1,124,505	$1,226,534

Depreciation expense for the nine months ended December 31, 2016 and December 31 2015 was $270,860 and $214,333, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

During the nine month period ending December 31, 2016 the company made a net deposit on equipment of $104,619 to Water Engineering Solutions. During the nine month period ending December 31, 2015 the company made a net deposit on equipment of $194,997 to Water Engineering Solutions. Water Engineering Solutions LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

The initial indebtedness is $500,000 and the Company increased the amount available under the revolving accounts receivable funding agreement to $900,000 on May 12, 2016. The Company may request further increase(s) to the in $100,000 increments up to $5,000,000, subject the Company’s financial performance and/or projections are satisfactory to Gibraltar, and absent an event of default. The Company also granted to Gibraltar a security interest in all of our presently-owned and hereafter-acquired personal and fixture property, wherever located. The agreement will continue until the first to occur of (i) demand by Gibraltar; or (ii) 24 months from the first day of the month following the date that the first purchased account is purchased and will be automatically renewed for successive periods of 12 months thereafter unless, at least 30 days prior to the end of the term, the Company gives Gibraltar notice of our intention to terminate the agreement. In addition, the Company will be able to exit the agreement at any time for a fee of 2% of the line of credit in place at the time of prepayment. On December 31, 2016 the amount borrowed on this facility was $532,020.

NOTE 6 – DERIVATIVE LIABILITY

On May 1, 2014, the Company sold 346,667 shares of our common stock and warrants to purchase an aggregate of 173,333 shares of our common stock, for aggregate gross proceeds of $2,599,999. Each share of common stock sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock at an exercise price of $7.50 per share for a period of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $7.50. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants to $5.00 per share. in consideration for the immediate exercise of the Existing Warrants by the Holders and the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that the exercise price of the New Warrants will be $6.25 per share, subject to adjustment in the New Warrants. Each New Warrant has a term of five years from the date of issuance. Each share of common stock, together with each warrant was sold at a price of $6.25. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging” , if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument. As of December 31, 2016, one holder has 6,667 warrants and the derivative liability associated with these warrants is $1,101.

Pursuant to the engagement agreement dated March 12, 2014 with H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright agreed to act as our exclusive placement agent in connection with the offering. Pursuant to the engagement agreement, the Company, the Company issued warrants to purchase an aggregate of 5.5% of the aggregate number of shares of our common stock sold in the offering, or 19,067 to Wainwright and its designees. These warrants have an exercise price of $9.38 per share and expire on April 16, 2019. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging” the Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding they were not indexed to the Company’s own stock and therefore a derivative instrument. As of December 31, 2016, six holders have 21,392 warrants and the derivative liability associated with these warrants is $2,306.

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability. The Company estimated the fair value of these derivatives using a multinomial distribution (Lattice) valuation model. The fair value of these warrant liabilities at March 31, 2016 was $11,143 at December 31, 2016 was $6,357. Changes in the derivative liability for the period ended December 31, 2016 consist of:

Nine Months Ended
December 31, 2016
Derivative liability at March 31, 2016	$11,143
Change in derivative liability – mark to market	(7,736)
Derivative liability at December 31, 2016	$3,407

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

Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
			(years)
Outstanding at March 31, 2015	343,400	$7.00	8.2
Granted	4,310,000	$0.52	7.8
Exercised	-	$-	-
Expired/Forfeited	-	$-	-
Outstanding at March 31, 2016	4,653,400	$0.92	7.7
Granted	-	$-	-
Exercised	(85,000)	$0.52	6.4
Expired/Forfeited	(8,800)	$1.91	6.4
Outstanding at December 31, 2016	4,559,600	$0.92	5.7
Exercisable at December 31, 2016	4,559,600	$0.92	5.7

Warrants

For the nine months period ended warrants activity at December 31, 2016 is presented in the table below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining
	of Warrant	Exercise	Contractual
	Shares	Price	Term
			(years)
Outstanding at March 31, 2016	4,988,118	$0.96	.94
Granted	-	$-	-
Exercised	(795,202)	$1.58	.13
Expired/Forfeited	-	$5.00	.05
Outstanding at December 31, 2016	4,192,916	$0.84	.67
Exercisable at December 31, 2016	4,192,916	$0.84	.67

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

During the nine month period ending December 31, 2016 the company made a net deposit on equipment of $104,619 to Water Engineering Solutions. During the nine month period ending December 31, 2015 the company made a net deposit on equipment of $139,997 to Water Engineering Solutions. Water Engineering Solutions LLC is an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright for the production of our alkaline water.

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

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016 and March 31, 2016, respectively.

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

Between June 10, 2016 and June 20, 2016, the Company entered into loan agreements with various lenders pursuant to which the Company issued convertible promissory notes of our company in the aggregate principal amount of $260,000, The convertible promissory note bears interest at the rate of 10% per annum and matures on June 10, 2017 and is convertible into common shares at $1.00 per share. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $240,100 was provided and will be amortized over the 1-year term of the note. As of December 31, 2016, the unamortized debt discount was $100,041.

On September 20, 2016 the Company agreed to a $1,000,000 loan facility which also included a conversion right of principal and/or accrued interest the convertible note bears interest at the rate of 10% per annum and matures on December 20, 2018 and is convertible into common shares at $1.00 per share. As of December 31, 2016 the Company had drawn $750,000 of the facility. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $219,520 was provided and will be amortized over the 2-year term of the note. As of December 31, 2016, the unamortized debt discount was $189,854.

NOTE 13 – SUBSEQUENT EVENTS

On February 1, 2017, The Alkaline Water Company Inc. and its subsidiaries (the “Company”) entered into a Credit and Security Agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Fund, L.P. (the “Lender”).

The Credit Agreement provides the Company with a revolving credit facility (the “Revolving Facility”), the proceeds of which are to be used to repay existing indebtedness of the Company, transaction fees incurred in connection with the Credit Agreement and for working capital needs of the Company.

Under the terms of the Credit Agreement, the Lender has agreed to make cash advances to the Company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $3 million (the “Revolving Loan Commitment Amount”) and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves).

The Credit Agreement has a term of three years, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its “prime rate,” plus (ii) 3.25%, payable monthly in arrears.

To secure the payment and performance of the obligations under the Credit Agreement, the Company granted to the Lender a continuing security interest in all of the Company’s assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

In connection with the Credit Agreement, the Company paid to the Lender a $30,000 facility fee. The Company agreed to pay to Lender monthly an unused line fee in amount equal to 0.083% per month of the difference derived by subtracting (i) the average daily outstanding balance under the Revolving Facility during the preceding month, from (ii) the Revolving Loan Commitment Amount. The unused line fee will be payable monthly in arrears. The Company also agreed to pay the Lender as additional interest a monthly collateral management fee equal to 0.35% per month calculated on the basis of the average daily balance under the Revolving Facility outstanding during the preceding month. The collateral management fee will be payable monthly in arrears. Upon a termination of the Revolving Facility, the Company agreed to pay the Lender a termination fee in an amount equal to 2% of the Revolving Loan Commitment Amount if the termination occurs before February 1, 2020. The Company must also pay certain fees in the event that receivables are not properly deposited in the appropriate lockbox account.

The interest rate will be increased by 5% in the event of a default under the Credit Agreement. Events of default under the Credit Agreement, some of which are subject to certain cure periods, include a failure to pay obligations when due, the making of a material misrepresentation to the Lender, the rendering of certain judgments or decrees against the Company and the commencement of a proceeding for the appointment of a receiver, trustee, liquidator or conservator or filing of a petition seeking reorganization or liquidation or similar relief.

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBTDA, fixed charge coverage ratio and minimum liquidity requirements.

On February 1, 2017, the Company drew $686,080.94 from the Revolving Facility, to be disbursed as follows: $628,782.94 to pay off the amount borrowed from Gibraltar Business Capital, LLC (“Gibraltar”) under the revolving accounts receivable funding agreement dated February 20, 2014 (paid off on February 1, 2017) and the balance for the closing costs.

As of February 1, 2017, the Company and Gibraltar entered into a payoff agreement (the “Payoff Agreement”), pursuant to which the Company agreed to pay an amount equal to the outstanding indebtedness and obligations owing from the Company to Gibraltar (the “Gibraltar Obligations”). The Payoff Agreement provided that the Payoff Agreement will confirm that, upon receipt via wire transfer of immediately available funds to Gibraltar in the aggregate amount of $628,782.94, all of the Gibraltar Obligations will be terminated and satisfied in full as of the close of business on February 1, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Our results of operations for the three months ended December 31, 2016 and December 31, 2015 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2016	2015
Revenue	$2,973,689	$1,777,701
Cost of goods sold	1,664,459	1,152,514
Gross profit	1,309,230	625,187

Net Loss (after operating expenses and other expenses)	(498,374)	(1,094,721)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2016 of $2,973,689 as compared to $1,777,701 for the three months ended December 31, 2015, an increase of 67% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of December 31, 2016, the product is now available in all 50 states at an estimated 25,000 retail locations. As of December 31, 2015, the product was available in all 50 states at an estimated 20,000 retail locations. This increase has occurred primarily through the addition of 36 of the top national grocery retailers as customer during the year ended March 31, 2016. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2016, we had cost of goods sold of $1,664,459, or 56% of revenue, as compared to cost of goods sold of $1,152,514 or 64% of revenue, for the three months ended December 31, 2015. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended December 31, 2016 and December 31, 2015 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2016	2015
Sales and marketing expenses	$998,525	$703,942
General and administrative expenses	550,732	739,690
Depreciation expenses	90,463	72,204
Total operating expenses	$1,639,720	$1,515,836

For the three months ended December 31, 2016, our total operating expenses were $1,639,720, as compared to $1,515,836 for the three months ended December 31, 2015.

For the three months ended December 31, 2016, the total included $998,525 of sales and marketing expenses and $550,732 of general and administrative expenses, consisting primarily of approximately $195,899 of professional fees.

For the three months ended December 31, 2015 the total included $703,942 of sales and marketing expenses and $739,690 of general and administrative expenses, consisting primarily of approximately $192,861 of stock and stock option compensation expense, and $157,022 of professional fees.

Our results of operations for the nine months ended December 31, 2016 and December 31, 2015 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2016	2015
Revenue	$8,927,976	$5,010,547
Cost of goods sold	5,351,284	3,234,840
Gross profit	3,576,692	1,775,707

Net Loss (after operating expenses and other expenses)	$(2,787,681)	$(3,644,028))

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the nine months ended December 31, 2016 of $8,927,976 as compared to $5,010,547 for the nine months ended December 31, 2015, an increase of 78% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of December 31, 2016, the product is now available in all 50 states at an estimated 25,000 retail locations. As of December 31, 2015, the product was available in all 50 states at an estimated 20,000 retail locations. This increase has occurred primarily through the addition of 36 of the top national grocery retailers as customer during the year ended March 31, 2016. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the nine months ended December 31, 2016, we had cost of goods sold of $5,351,284, or 60% of revenue, as compared to cost of goods sold of $3,234,840 or 64% of revenue, for the nine months ended December 31, 2015. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the nine months ended December 31, 2016 and December 31, 2015 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2016	2015
Sales and marketing expenses	$3,144,914	$2,098,678
General and administrative expenses	2,448,247	2,628,152
Depreciation expenses	270,860	214,333
Total operating expenses	$5,864,021	$4,941,163

For the nine months ended December 31, 2016, our total operating expenses were $5,864,021, as compared to $4,941,163 for the nine months ended December 31, 2015.

For the nine months ended December 31, 2016, the total included $3,144,914 of sales and marketing expenses and $2,448,247 of general and administrative expenses, consisting primarily of approximately $319,125 of stock and stock option compensation expense, and $766,132 of professional fees.

For the nine months ended December 31, 2015 the total included $2,098,678 of sales and marketing expenses and $2,628,152 of general and administrative expenses, consisting primarily of approximately $1,190,444 of stock and stock option compensation expense, and $337,979 of professional fees.

Liquidity and Capital Resources

Working Capital

	December 31, 2016	March 31, 2016
Current assets	$1,835,474	$2,549,023
Current liabilities	2,098,891	2,153,472
Working capital (deficiency)	$(263,417)	$395,551

Current Assets

Current assets as of December 31, 2016 and March 31, 2016 primarily relate to $88,540 and $1,192,119 in cash, $834,777 and $911,390 in accounts receivable and $813,441 and $434,708 in inventory, respectively.

Current Liabilities

Current liabilities as of December 31, 2016 and March 31, 2016 primarily relate to $953,588 and $847,452 in accounts payable, revolving financing of $532,020 and $475,273, note payables of $46,046 and $324,368, current portion of capital leases of $188,303 and $243,623 and accrued expenses of $375,527 and $251,613 respectively.

Cash Flow

Our cash flows for the nine months ended December 31, 2016 and December 31, 2015 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2016	2015
Net Cash used in operating activities	$(2,061,719)	$(2,143,955)
Net Cash used in investing activities	(273,450)	(214,458)
Net Cash provided by financing activities	1,231,591	2,378,081
Net increase in cash and cash equivalents	$(1,103,579)	$19,668

Operating Activities

Net cash used in operating activities was $2,061,719 for the nine months ended December 31, 2016, as compared to $2,143,955 used in operating activities for the nine months ended December 31, 2015. The decrease in net cash used in operating activities was primarily due to reduction of accounts payable in the quarter ended December 31, 2016 compared to an increase of accounts payable in the quarter ended December 31, 2015.

Investing Activities

Net cash used in investing activities was $273,450 for the nine months ended December 31, 2016, as compared to $214,458 used in investing activities for the nine months ended December 31, 2015. The increase in net cash used by investing activities was the result of an increase of purchase of fixed assets and equipment deposits.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2016 was $1,231,591, as compared to $2,378,081 for the nine months ended December 31, 2015. The decrease of net cash provided by financing activities was mainly attributable to repayment of notes payable.

Loan Facility Agreement with Turnstone Capital Inc.

On September 20, 2016, we entered into a loan facility agreement (the “Loan Agreement”) with Turnstone Capital Inc. (“Turnstone”), whereby Turnstone agreed to make available to our company a loan in the aggregate principal amount of $1,000,000 (the “Loan Amount”). Pursuant to the Loan Agreement, Turnstone agreed to make one or more advances of the Loan Amount to our company as requested from time to time by our company in an amount to be agreed upon by our company and Turnstone (each, an “Advance”), provided that Turnstone has the option to provide an additional Advances of up to $500,000 for the purchase of equipment by our company.

On September 20, 2016, Turnstone made the first Advance in the amount of $250,000 to our company. As of December 31, 2016, the amount outstanding under the Loan Agreement was $750,000.

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

Any Principal Amount, and any accrued but unpaid interest thereon, will be convertible into shares of our common stock by Turnstone, at its option, at any time. The conversion is to occur at a conversion price of $1.00.

Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P.

On February 1, 2017, we entered into a credit and security agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Fund, L.P. (“SCM”).

The Credit Agreement provides our company with a revolving credit facility (the “Revolving Facility”), the proceeds of which are to be used to repay existing indebtedness of our company, transaction fees incurred in connection with the Credit Agreement and for working capital needs of our company.

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $3 million (the “Revolving Loan Commitment Amount”) and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves).

The Credit Agreement has a term of three years, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its “prime rate,” plus (ii) 3.25%, payable monthly in arrears.

To secure the payment and performance of the obligations under the Credit Agreement, we granted to SCM a continuing security interest in all of our assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

In connection with the Credit Agreement, we paid to SCM a $30,000 facility fee. We agreed to pay to SCM monthly an unused line fee in amount equal to 0.083% per month of the difference derived by subtracting (i) the average daily outstanding balance under the Revolving Facility during the preceding month, from (ii) the Revolving Loan Commitment Amount. The unused line fee will be payable monthly in arrears. We also agreed to pay SCM as additional interest a monthly collateral management fee equal to 0.35% per month calculated on the basis of the average daily balance under the Revolving Facility outstanding during the preceding month. The collateral management fee will be payable monthly in arrears. Upon a termination of the Revolving Facility, we agreed to pay SCM a termination fee in an amount equal to 2% of the Revolving Loan Commitment Amount if the termination occurs before February 1, 2020. We must also pay certain fees in the event that receivables are not properly deposited in the appropriate lockbox account.

The interest rate will be increased by 5% in the event of a default under the Credit Agreement. Events of default under the Credit Agreement, some of which are subject to certain cure periods, include a failure to pay obligations when due, the making of a material misrepresentation to SCM, the rendering of certain judgments or decrees against our company and the commencement of a proceeding for the appointment of a receiver, trustee, liquidator or conservator or filing of a petition seeking reorganization or liquidation or similar relief.

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for our company and the financial and loan covenants, such as the loan turnover rate, minimum EBTDA, fixed charge coverage ratio and minimum liquidity requirements.

On February 1, 2017, we drew $686,080.94 from the Revolving Facility, to be disbursed as follows: $628,782.94 to pay off the amount borrowed from Gibraltar Business Capital, LLC (“Gibraltar”) under the revolving accounts receivable funding agreement dated February 20, 2014 (paid off on February 1, 2017) and the balance for the closing costs.

As of February 1, 2017, our company and Gibraltar entered into a payoff agreement (the “Payoff Agreement”), pursuant to which we agreed to pay an amount equal to the outstanding indebtedness and obligations owing from our company to Gibraltar (the “Gibraltar Obligations”). The Payoff Agreement provided that the Payoff Agreement will confirm that, upon receipt via wire transfer of immediately available funds to Gibraltar in the aggregate amount of $628,782.94, all of the Gibraltar Obligations will be terminated and satisfied in full as of the close of business on February 1, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.11	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.12	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.13	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.14	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.15	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.16	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.17	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.18	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.19	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.20	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.21	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.22	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.23	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.24	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.25	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.26	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.27	Stock Option Agreement dated February 18, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.28	Stock Option Agreement dated February 18, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.29	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.30	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.31	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.32	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC

10.33	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC
10.34	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.35	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on December 1, 2015)
10.36	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.37	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.38	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.39	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.40	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.41	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.42	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.43	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.44	Stock Option Agreement dated January 29, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.45	Stock Option Agreement dated January 29, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.46	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.47	Form of Warrant Certificate (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.48	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.49	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.50	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.51	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on June 16, 2016)
10.52	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.53	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.54	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: February 14, 2017	By:	/s/ Richard A. Wright
Richard A. Wright
Vice-President, Chief Operating Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)