Form 10-K
period 2017-03-31
ALKALINE WATER Co INC
filed 2017-07-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017

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

15,254,697 shares of common stock at a price of $1.28 per share for an aggregate market value of $19,526,012.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of July 13, 2017, there were 18,263,739 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, including the securities laws of the United States, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

Corporate Overview

Our company offers retail consumers bottled alkaline water in 500ml, 700ml, 1-liter, 3-liter and 1-gallon sizes under the trade name Alkaline88®. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any chemicals. Our product also incorporates 84 trace minerals from Pink Himalayan Rock Salt. Our product was designed to have a clean smooth taste using only purified water and the Himalayan salt. Consumers drink our water because of the taste profile and the perceived health benefits. We are now one of the largest (by sales volume) alkaline water companies in the United States.

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

On November 5, 2013, we designated 1,000 shares of the authorized and unissued preferred stock of our company as “10% Series B Convertible Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. The 10% Series B Convertible Preferred Stock had, among other things, conversion rights, liquidation preferences, dividend rights, redemption rights and conversion rights.

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

On March 31, 2017, we withdrew the Certificate of Designation establishing 10% Series B Convertible Preferred Stock. The withdrawal was required under the Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. There were no shares of 10% Series B Convertible Preferred Stock outstanding immediately prior to the withdrawal.

On May 3, 2017, we designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

The principal offices of our company are located at 7730 East Greenway Road, Ste. 203, Scottsdale, AZ 85260. Our telephone number is (480) 656-2423.

Operations

Alkaline 88, LLC, our operating subsidiary, operates primarily as a marketing, distribution, and manufacturing company. Alkaline 88, LLC has entered into one-year agreement(s) with six different bottling companies in Virginia, Georgia, California, Texas and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds $2,900,000 per month wholesale. Our branding is being coordinated through 602 Design, LLC and our component materials are readily available through multiple vendors. Our principal suppliers are Plastipack Packaging, Vav Plastics Inc., Amcor Inc. and Packaging Corporation of America.

Our product is currently at the expansion phase of its lifecycle. In March 2012 Alkaline 88, LLC did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona. Since then, we have begun to deliver product through approximately 31,000 retail outlets throughout the United States. We are presently in all 50 States and the District of Columbia, although over 50% of our current sales are concentrated in the Southwest and Texas. We have distribution agreements with large national distributors (UNFI, KeHe, and C&S), representing over 150,000 retail establishments. Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in 36 of the top 75 (by sales) grocery retailers in the United States.

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

In order to continue our expansion, we anticipate that we will be required, in most cases, to continue to give promotional deals throughout 2017 and in subsequent years on a quarterly basis ranging from a 5%-20% discount similar to all other beverage company promotional programs. It has been our experience that most of the retailers have requested some type of promotional introductory program which has included either a $0.25 -$0.50 per unit discount on an initial order; a buy one get one free program; or a free-fill program which includes 1-2 cases of free product per store location. Slotting has only been presented and negotiated in the larger national grocery chains and, in most cases, is offset by product sales.

Plan of Operations

In order for us to implement our business plan over the next twelve-month period, we have identified the following milestones that we expect to achieve:

•

Expansion of Broker Network - We expect to continue to develop our working relationship with our national broker network. We continually meet train and go on sales call with our national broker network in order to take advantage of the momentum currently being created by their efforts. We anticipate a considerable amount of travel and ongoing expenses at an estimated cost during that time of $300,000.

•	Increase Manufacturing Capacity – We expect to add one or two new co-packer facilities, strategically located to reduce freight costs and meet future growth objectives.

•

Expand Retail Distribution - We are currently in negotiations or have received the new item paperwork from retailers that will introduce our Alkaline 88 product line to retailers representing approximately 45,000 store locations throughout North America. We believe that by the end of fiscal year 2018, we will be in over 40,000 stores. The cost of this retail expansion is expected to be up to $2,000,000 during that time.

•

Addition of Support Staff - In order to support expansion efforts and to continue the training and support of our broker network, we will need to hire approximately two more people on the corporate level, which will be hired for the specific purpose of supporting the broker, distributor and retailers and their logistical requirements. We continue to seek and interview candidates to fill our growing need for additional staffing. The additional cost of these new hires is expected to be approximately $200,000 in salary and benefits over the next twelve months.

•

Capital Considerations – Our business plan can be adjusted based on the available capital to the business. We anticipate that approximately $2,000,000 is necessary in the near term in order to build-out a national presence for our product and to allow for the purchase of the necessary equipment and facilities over the next twelve months. To fund our expansion in the longer term, we anticipate that we need at least $3,000,000 during the next 12 months.

•	International Expansion- We expect to begin selling internationally over the next 12 months and have budgeted $160,000 towards our initial efforts.

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

We have distribution agreements with large national distributors (UNFI, KeHe, CoreMark, and C&S), representing over 150,000 retail establishments. Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in 36 of the top 75 grocery retailers in the United States.

Dependence on Few Customers

We have 2 major customers that together account for 38% (21%, and 17%, respectively) of accounts receivable at March 31, 2017, and 3 customers that together account for 58% (29%, 15%, and 14%, respectively) of the total revenues earned for the year ended March 31, 2017.

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

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We currently offer our product in a three-liter bottle for a suggested retail price (SRP) of $3.99, one-gallon bottle for an SRP of $4.99, 700 milliliter single serving at an SRP of $1.19, 1 liter at an SRP of $1.99 and a 500 milliliter at an SRP of $0.99.

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights. The trademark for Alkaline 88 has been approved in the USA and Canada and has been applied for in China.

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

Research and Development Costs During the Last Two Years

Alkaline 88, LLC currently has an in-house research and development department that works on activities related to the development of our alkaline generating electrolysis system machines, a proprietary alkaline water system.

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

Employees

In addition to Richard A. Wright, who is our President, Chief Executive Officer and Director, and David Guarino, who is our Chief Financial Officer, Secretary, Treasurer and Director, we currently employ 11 full time employees and 1 part-time employee. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2017, we had an accumulated deficit of $23,388,534. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on the financial statements for the year ended March 31, 2017, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have 2 major customers that together account for 38% (21%, and 17%, respectively) of accounts receivable at March 31, 2017, and 3 customers that together account for 58% (29%, 15%, and 14%, respectively) of the total revenues earned for the year ended March 31, 2017. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.

We have two vendors that accounted for 51% (37% and 14% respectively) of purchases for the year ended March 31, 2017. Like other companies in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products. Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

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

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We currently offer our product in a three-liter bottle for an SRP of $3.99, one-gallon bottle for an SRP of $4.99, 700 milliliter single serving at an SRP of $1.19, 1 liter at an SRP of $1.99 and a 500 milliliter at an SRP of $.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our product. We can provide no assurances that consumers will continue to purchase our product or that they will not prefer to purchase a competitive product.

We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.

On April 7, 2017, our company terminated the employment of Steven P. Nickolas for cause. In addition, our company removed Mr. Nickolas as the president and chief executive officer of our company. Mr. Nicholas filed multiple lawsuits against our company. In addition, we are currently subject to multiple lawsuits by entities and individuals under the control of Mr. Nickolas. See Item 3. Legal Proceedings, below for more information on these lawsuits.

We rely on key executive officers, and their knowledge of our business would be difficult to replace.

We are highly dependent on our two executive officers, Richard A. Wright and David A. Guarino. We do not have “key person” life insurance policies for any of our officers nor do we currently have Directors & Officers Insurance coverage. The loss of management and industry expertise of any of our key executive officers could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

Our executive officers are not subject to supervision or review by an independent board or audit committee.

Our board of directors consists of Richard A. Wright, David Guarino, Aaron Keay, Bruce Leitch and Steven P. Nickolas. We do not have an independent audit committee. As a result, the activities of our executive officers are not subject to the review and scrutiny of an audit committee.

Risk Related to Our Stock

Because Richard A. Wright controls a large percentage of our voting stock, he has the ability to influence matters affecting our stockholders.

Richard A. Wright, our President and Chief Executive Officer and Director, directly owns 10,000,000 shares of our Series A Preferred Stock, which has 10 votes per share upon any matter submitted to our stockholders for a vote. Accordingly, he controls a large percentage of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our securities. Because he controls such large percentage of votes, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Wright could result in management making decisions that are in the best interest of Mr. Wright and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because Steven P. Nickolas controls a large percentage of our voting stock, he has the ability to influence matters affecting our stockholders.

To our knowledge, Steven P. Nickolas, our former President and Chief Executive Officer and current Director, exercises voting and dispositive power with respect to approximately 776,000 shares of our common stock, which are beneficially owned by WiN Investments, LLC and Lifewater Industries, LLC, and he directly owns 10,000,000 shares of our Series A Preferred Stock, which has 10 votes per share upon any matter submitted to our stockholders for a vote. Accordingly, he controls a large percentage of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our securities. Because he controls such large percentage of votes, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Nickolas could result in management making decisions that are in the best interest of Mr. Nickolas and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 18,263,739 shares of common stock are issued and outstanding, 20,000,000 shares of Series A Preferred Stock are issued and outstanding, as of July 13, 2017. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other property used in the operation of our current business. Our principal offices are located at 7730 E Greenway Road Ste. 203, Scottsdale, AZ 85260 with the size of 3,500 square feet are leases from a third party through September, 2017 at the rate of $7,000 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed on April 6, 2017 by Water Engineering Solutions, Inc. (“WES”), in the Maricopa County, Arizona, Superior Court, “Water Engineering Solutions, Inc. v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-005487. WES seeks damages arising out of the alleged breach of a written manufacturing agreement between the Company and WES. WES alleges that the Company has failed to purchase equipment from WES as required under the manufacturing agreement. The Company denies the allegations of the claims, and has moved to dismiss pursuant to the terms of the agreement which require that all disputes be resolved by arbitration. In response, WES filed an amended complaint apparently abandoning its breach of contract claim, and instead seeking damages for alleged misappropriation of claimed trade secrets relating to the equipment which the Company purchased under the manufacturing agreement. The Company intends to renew its motion to dismiss based on the arbitration provisions of that agreement. The Company intends to defend the claim vigorously, whether in court or in arbitration proceedings.

The Company is a defendant in a lawsuit filed on April 11, 2017 by Steven Nickolas, the former Chief Executive Officer of the Company, in the Maricopa County, Arizona, Superior Court, “Nickolas v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-053064. Mr. Nickolas seeks damages arising out of the alleged breach of a written employment agreement between the Company and Mr. Nickolas. Mr. Nickolas alleges that the Company wrongfully terminated the employment agreement and has failed to pay wages due under the employment agreement. The Company denies the allegations of the claims, and has counterclaimed against Mr. Nickolas for damages suffered by the Company as a result of numerous breaches of fiduciary duty owed to the Company by Mr. Nickolas in his capacity as officer and director of the company, including diversion of corporate assets to personal matters, and actively interfering with the Company’s suppliers and customers. The Company intends to defend against Mr. Nickolas’s claims vigorously and to pursue its counterclaims.

The Company is nominal defendant in a lawsuit filed on April 6, 2017 by Steven Nickolas, a shareholder of the Company, derivatively on behalf of the Company, against Richard Wright, David Guarino, and Aaron Keay (current directors of the Company), and Daniel Lorey (current employee of the Company) and the Company’s former accounting firm, Seale & Beers, LLC. The lawsuit is pending in the Maricopa County, Arizona, Superior Court, “Steven Nickolas, derivatively on behalf of the Alkaline Water Company, v. Richard Wright, et al.” cause number CV2017-005488 (the “Derivative Action”). Mr. Nickolas alleges a range of conduct breaching fiduciary and general duties owed to the Company. Some of these allegations were first raised by Mr. Nickolas in August, 2016 and, at that time, the Company appointed an independent director, Mr. Keay, to conduct an investigation of the allegations. Mr. Keay conducted the investigation and concluded that the claims were without merit. Though the Company is a nominal defendant in this action, the Company believes the claims in the action are baseless and has denied the claims. The Company anticipates that the other defendants will defend the action vigorously, and is paying the cost of defending against the claims, subject to a reservation of rights in the event of a finding the principal defendants breached duties owed to the Company and are not eligible for indemnification.

Steven Nickolas also filed virtually an identical lawsuit to the Derivative Action in his individual capacity against Richard Wright, David Guarino, and Dan Lorey. The lawsuit was filed on April 6, 2017 and is pending in the Maricopa County, Arizona, Superior Court, “Steven Nickolas vs. Richard Wright et al.” cause number CV2017-005486 (the “Individual Action”). The allegations in the Individual Action are nearly identical to those in the Derivative Action. The Company anticipates that the defendants will defend the action vigorously, and is paying the cost of defending against the claims, subject to a reservation of rights in the event of a finding the principal defendants breached duties owed to the Company and are not eligible for indemnification.

The Company is a defendant in a lawsuit filed on June 1, 2017 by Black Mountain Equities, Inc. (“BM”) in the San Diego County, California, Superior Court, “Black Mountain Equities, Inc. v. The Alkaline Water Company, Inc., et al.,” cause number 37-2017-00019820-CU-BT-CTL. BM is seeking damages of $151,000 for intentional interference with contractual relations arising from the Company putting a stop on the transfer of certain stock in the Company from a third party to the Plaintiff. The Company intends to defend the claim vigorously.

Except as detailed above, we know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Except as detailed above, we know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

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

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTCQB. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2017	$1.08	$0.88
December 31, 2016	$1.35	$0.95
September 30, 2016	$1.80	$1.23
June 30, 2016	$2.00	$1.38
March 31, 2016	$1.95	$0.52
December 31, 2015	$5.00	$1.41
September 30, 2015	$8.50	$4.50
June 30, 2015	$7.10	$3.50

On July 13, 2017, the closing price of our common stock as reported by the OTCQB was $1.29 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of July 13, 2017, there were approximately 175 holders of record of our common stock. As of such date, 18,263,739 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,145,800	$0.9228	1,506,560
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	4,145,800	$0.9228	1,506,560

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

We offer retail consumers bottled alkaline water in 500ml, 700ml, 1-liter, 3-liter and 1-gallon sizes under the trade name Alkaline88®. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any chemicals. Our product also incorporates 84 trace Himalayan salts.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2017, we had an accumulated deficit of $23,388,534. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

In its report on our financial statements for the year ended March 31, 2017, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Years Ended March 31, 2017 and March 31, 2016

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2017 and March 31, 2016 which are included herein:

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016
Revenue	$12,763,630	$7,088,806
Cost of goods sold	7,350,394	4,432,459
Gross profit	5,413,236	2,656,347
Net Loss (after operating expenses and other expenses)	(3,454,600)	(8,281,584)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2017 of $12,763,630 as compared to $7,088,806 for the year ended March 31, 2016, an increase of 80%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of March 31, 2017, the product is now available in all 50 states at over 31,000 retail locations. As of March 31, 2016, the product was available in all 50 states at over 29,000 retail locations. This increase has occurred primarily through the addition of a number of top national and regional grocery retailers as customer during the year ended March 31, 2017. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Food Lion, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2017, we had cost of goods sold of $7,350,394, or 57.6% of net sales, as compared to cost of goods sold of $4,432,459, or 62.5% of net sales, for the year ended March 31, 2016. The decrease in cost of goods sold as a percentage of net sales compared to the same period last year was due to reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the year ended March 31, 2017 and for the year ended March 31, 2016 are as follows:

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016
Sales and marketing expenses	$4,428,672	$2,931,870
General and administrative expenses	3,164,101	6,883,287
Depreciation expenses	359,556	318,328
Total operating expenses	$7,952,229	$10,133,485

During the year ended March 31, 2017, our total operating expenses were $7,952,229, as compared to $10,133,485 for the year ended March 31, 2016. For the year ended March 31, 2017, the total included $4,428,672 of sales and marketing expenses and $3,164,101 of general and administrative expenses, consisting primarily of $1,111,196 of wages and related expenses, $1,107,577 of professional fees and 379,125 in stock compensation expense. Our stock compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business.

For the year ended March 31, 2016, the total included $2,931,870 of sales and marketing expenses and $6,883,287 of general and administrative expenses, consisting primarily of approximately $4,039,291 in stock compensation expense and $646,244 of professional fees. Our stock compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the year ended March 31, 2016.

Liquidity and Capital Resources

Working Capital

	At March 31, 2017	At March 31, 2016
Current assets	$3,150,321	$2,549,023
Current liabilities	3,429,437	2,153,472
Working capital (deficiency)	$(279,116)	$395,551

Current Assets

Current assets as of March 31, 2017 and March 31, 2016 primarily relate to $603,805 and $1,192,119 in cash, $1,419,281 and $911,390 in accounts receivable and $819,988 and $434,708 in inventory, respectively.

Current Liabilities

Current liabilities as of March 31, 2017 and March 31, 2016 primarily relate to $1,343,824 and $847,452 in accounts payable, revolving financing of $1,436,083 and $475,273, accrued expenses of $455,916 and $251,613, notes payable of $-0- and $324,368, current portion of capital leases of $190,207 and $243,623 and $3,407.

Cash Flow

Our cash flows for the years ended March 31, 2017 and March 31, 2016 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2017	2016
Net Cash used in operating activities	$(2,553,253)	$(3,109,541)
Net Cash used in investing activities	(253,170)	(344,961)
Net Cash provided by financing activities	2,219,109	4,556,508
Net decrease in cash and cash equivalents	$(587,314)	$1,102,006

Operating Activities

Net cash used in operating activities was $2,593,253 for the year ended March 31, 2017, as compared to $3,109,541 used in operating activities for the year ended March 31, 2016.

Investing Activities

Net cash used in investing activities was $253,170 for the year ended March 31, 2017, as compared to $344,961 used in investing activities for the year ended March 31, 2016. The net cash used by investing activities was from purchase of production equipment.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2017 was $2,258,109, as compared to $4,556,508 for the year ended March 31, 2016. The decrease of net cash provided by financing activities was mainly attributable to a reduced amount of sales of our common stock.

Subsequent Financing Activities

In June 2017, we borrowed $500,000 from Turnstone Capital Inc. under the loan facility agreement dated September 20, 2016.

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be up to approximately $3,000,000. We will require additional cash resources to, among other things, expand broker network, increase manufacturing capacity, expand retail distribution and add support staff. If our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Alkaline Water Company Inc.

We have audited the accompanying balance sheets of The Alkaline Water Company Inc. as of March 31, 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2017. The Alkaline Water Company Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alkaline Water Company Inc. as of March 31, 2017 and the results of its operations and its cash flows for the year ended ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at March 31, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
Las Vegas, Nevada
July 11, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Alkaline Water Company Inc.

We have audited the accompanying balance sheets of The Alkaline Water Company Inc. as of March 31, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2016. The Alkaline Water Company Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alkaline Water Company Inc. as of March 31, 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 13, 2016

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$603,805	$1,192,119
Accounts receivable	1,419,281	911,390
Inventory	819,988	434,708
Prepaid expenses	307,247	10,806

Total current assets	3,150,321	2,549,023

Fixed assets - net	1,120,148	1,226,534

Total assets	$4,270,469	$3,775,557

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,343,824	$847,452
Accrued expenses	455,916	251,613
Revolving financing	1,436,083	475,273
Current portion of capital leases	190,207	243,623
Note payable, net of debt discount	-	283,120
Note payable with original issue discount, net of debt discount	-	41,248
Derivative liability	3,407	11,143

Total current liabilities	3,429,437	2,153,472

Long-term Liabilities
Capitalized leases	8,006	95,204

Total long-term liabilities	8,006	95,204

Total liabilities	$3,437,443	$2,248,676

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000, Series C issued 3,000,000	23,000	23,000
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 17,532,451 and 14,568,970 share issued and outstanding at March 31, 2017 and March 31, 2016, respectively	17,531	14,568
Additional paid in capital	24,181,029	21,423,247
Accumulated deficit	(23,388,534)	(19,933,934)

Total stockholders' equity	833,026	1,526,881

Total liabilities and stockholders' equity	$4,270,469	$3,775,557

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	March 31, 2017	March 31, 2016
Revenue	$12,763,630	$7,088,806

Cost of Goods Sold	7,350,394	4,432,459

Gross Profit	5,413,236	2,656,347

Operating expenses
Sales and marketing expenses	4,428,572	2,931,870
General and administrative	3,164,101	6,883,287
Depreciation	359,556	318,328

Total operating expenses	7,952,229	10,133,485

Total operating loss	(2,538,993)	(7,477,138)

Other income (expense)
Interest income	103	97
Interest expense	(367,115)	(350,053)
Amortization of debt discount and accretion	(556,331)	(498,458)
Change in derivative liability	7,736	43,968

Total other income (expense)	(915,607)	(804,446)

Net loss	$(3,454,600)	$(8,281,584)

EARNINGS PER SHARE (Basic)	$(0.22)	$(2.19)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	15,550,257	3,772,941

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Deficit
	Number	Par Value	Number	Par Value	Paid-in Capital	Accumulated	Total
Balance, March 31, 2015	20,000,000	$20,000	2,489,917	$2,491	$11,899,999	$(11,652,350)	270,140
Value of warrants issued with capital lease agreement					78,031		78,031
Shares issued for cash private placement			9,223,200	9,222	3,731,042		3,740,264
Shares issued in connection with note payable			871,246	871	1,053,279		1,054,150
Shares issued to contractors			1,600,000	1,600	2,124,541		2,126,141
Shares issued to employees			129,000	129	168,065		168,194
Warrant exercises			255,607	255	127,090		127,345
Stock Options issued to employees					2,241,200		2,241,200
Preferred Stock issued to directors	3,000,000	3,000					3,000
Net (loss)						(8,281,584)	(8,281,584)
Balance, March 31, 2016	23,000,000	$23,000	14,568,970	$14,568	$21,423,247	$(19,933,934)	1,526,881
Shares issued for cash private placement			425,000	425	424,575		425,000
Shares issued in connection with note payable			1,240,000	1,240	1,698,380		1,699,620
Shares issued to contractors			251,220	251	378,874		379,125
Warrant exercises			814,518	814	299,185		299,999
Stock Options issued to employees			249,887	250	(250)		-
Stock Repurchase			(17,144)	(17)	(42,982)		(42,999)
Net (loss)						(3,454,600)	(3,454,600)
Balance, March 31, 2017	23,000,000	$23,000	17,532,451	$17,531	$24,181,029	$(23,388,534)	$833,026

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,454,600)	$(8,281,584)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	359,556	318,328
Stock compensation expense	379,125	4,551,961
Amortization of debt discount and accretion	556,330	639,524
Interest expense relating to amortization of capital lease discount	103,009	102,781
Change in derivative liabilities	(7,736)	(43,968)
Changes in operating assets and liabilities:
Accounts receivable	(507,891)	(495,017)
Inventory	(385,280)	(241,353)
Prepaid expenses and other current assets	(296,441)	6,694
Accounts payable	496,372	284,953
Accounts payable - related party	-	(43,036)
Accrued expenses	204,303	91,176

NET CASH USED IN OPERATING ACTIVITIES	(2,553,253)	(3,109,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(253,170)	(344,961)

CASH USED IN INVESTING ACTIVITIES	(253,170)	(344,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,075,000
Proceeds from convertible note payable	1,260,000	435,000
Proceeds from revolving financing	960,810	232,398
Proceeds from sale of common stock, net	425,000	3,751,200
Proceeds for the exercise of warrants, net	300,000	-
Repayment of notes payable	(440,078)	(1,729,821)
Repayment of capital lease	(243,623)	(207,269)
Repurchase of common stock	(43,000)	-

CASH PROVIDED BY FINANCING ACTIVITIES	2,219,109	4,556,508

NET CHANGE IN CASH	(587,314)	1,102,006

CASH AT BEGINNING OF PERIOD	1,192,119	90,113

CASH AT END OF PERIOD	$604,805	$1,192,119

INTEREST PAID	$367,115	$152,557

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

On May 3, 2017, we designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $603,805 and $1,192,119 in cash and cash equivalents at March 31, 2017 and 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2017 and 2016:

	2017	2016
Trade receivables	$1,419,281	$911,390
Less: Allowance for doubtful accounts	(-0-)	(-0-)
Net accounts receivable	$1,419,281	$911,390

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

As of March 31, 2017 and 2016, inventory consisted of the following:

	2017	2016
Raw materials	$587,688	$300,575
Finished goods	232, 300	134,133
Total inventory	$819,988	$434,708

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2017 and 2016 were $367,456 and $244,890, respectively.

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

Concentration

The Company has 2 major customers that together account for 38% (21% and 17% respectively) of accounts receivable at March 31, 2017, and 3 customers that together account for 58% (29% 15%, and 14%, respectively) of the total revenues earned for the year ended March 31, 2017.

The Company has 2 vendors that accounted for 51% (37% and 14% respectively) of purchases for the year ended March 31, 2017.

The Company has 3 major customers that together account for 57% (24%, 17%, and 15% respectively) of accounts receivable at March 31, 2016, and 4 customers that together account for 60% (20%, 17%, and 12%, respectively) of the total revenues earned for the year ended March 31, 2016.

The Company has 5 vendors that accounted for 74% (24%, 17%, 17%, and 16%, respectively) of purchases for the year ended March 31, 2016.

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

The Company incurred no environmental expenses during the years ended March 31, 2017 and 2016, respectively.

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

The Company has evaluated other recent accounting pronouncements through June 2017 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2017 of ($23,388,534). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2017	March 31, 2016
Machinery and Equipment	$1,012,000	$970,728
Machinery under Capital Lease	735,781	735,781
Office Equipment	79,681	53,631
Leasehold Improvements	3,979	3,979
Less: Accumulated Depreciation	(897,149)	(537,555)
Fixed Assets, net	$1,120,148	$1,226,534

Depreciation expense for the years ended March 31, 2017 and 2016 was $359,556 and $318,328, respectively.

NOTE 4 – EQUIPMENT DEPOSITS – RELATED PARTY

The Company paid for equipment to Water Engineering Solutions, LLC, a related party, $104,619 and $312,500 for the years ended March 31, 2017 and March 31, 2016. At March 31, 2017 and March 31, 2016, the Company owed $0.00 and $43,036 respectively to Water Engineering Solutions, LLC. The equipment was being manufactured by and under an exclusive manufacturing contract from Water Engineering Solutions, LLC, an entity that is controlled and majority owned by Steven P. Nickolas and Richard A. Wright, for the production of our alkaline water.

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

As of February 1, 2017, the Company and Gibraltar (“Gilbralter”) entered into a payoff agreement (the “Payoff Agreement”), pursuant to which the Company agreed to pay an amount equal to the outstanding indebtedness and obligations owing from the Company to Gibraltar (the “Gibraltar Obligations”). The Payoff Agreement provided that the Payoff Agreement will confirm that, upon receipt via wire transfer of immediately available funds to Gibraltar in the aggregate amount of $628,782.94, all of the Gibraltar Obligations will be terminated and satisfied in full as of the close of business on February 1, 2017.

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

NOTE 6 – DERIVATIVE LIABILITY

On May 1, 2014, the Company completed the offering and sale of an aggregate of shares of our common stock and warrants. Each share of common stock sold in the offering was accompanied by a warrant to purchase one-half of a share of common stock. The warrants include down-round provisions that reduce the exercise price of a warrant and convertible instrument. As required by ASC 815 “Derivatives and Hedging”, if the Company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price, the investors will be entitled to down-round protection. The Company evaluated whether its warrants and convertible debt instruments contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants and conversion instruments contained such provisions thereby concluding were not indexed to the Company’s own stock and therefore a derivative instrument.

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability as of march 31, 2017 was $3,407.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Grant of Series A Preferred Stock

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven Nickolas and Richard Wright (10,000,000 shares to each), our directors and executive officers, in consideration for the past services, at a deemed value of $0.001 per share. The company valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the year ended March 31, 2014.

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

Effective March 31, 2016, the Company issued a total of 3,000,000 shares of our Series C Preferred Stock to Steven Nickolas and Richard Wright (1,500,000 shares to each), pursuant to their employment agreements dated effective March 1, 2016.

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

Common Stock Issued for Services

In the year ended March 31, 2016, the company issued 1,645,000 shares of restricted common stock to consultants for services rendered that were valued at 2,177,860. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

In the year ended March 31, 2017, the company issued 251,200 shares of restricted common stock to consultants for services rendered that were valued at 379,125. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Common Stock Issued in Conjunction with Notes and Warrant Exchanges

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

As of March 31, 2017, pursuant to a Note Exchange Agreements, we issued an aggregate of 210,000 shares of our common stock upon exchange of the above mentioned Notes. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933.

As of March 31, 2017, pursuant to a Warrant Exchange Agreements, we issued an aggregate of 25,716 shares of our common stock upon exchange of the above mentioned Warrants. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933.

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

For the years ended March 31, 2017 and March 31, 2016 the Company has recognized compensation expense of $0 and $2,425,495 respectively, on the stock options granted that vested. The fair value of the unvested shares is $0 as of March, 2017. The aggregate intrinsic value of these options was $0 at March 31, 2016. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2015	343,000	$7.00	8.5
Granted	4,310,000	0.52	8.9
Exercised	-	-	9.2
Expired/Forfeited	-	-	8.2
Outstanding at March 31, 2016	4,653,400	0.92	8.2
Granted	-	-	7.8
Exercised	(485,000)	0.52	-
Expired/Forfeited	(192,600)	0.52	-
Outstanding at March 31, 2017	4,145,800	0.92	7.7
Exercisable at March 31, 2017	4,145,800	0.92	7.7

Warrants

The following is a summary of the status of all of our warrants as of March 31,

2017 and changes during the period ended on that date:		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2015	460,608	$7.00
Granted	4,858,057	1.22
Exercised	(254,763)	8.00
Cancelled or Expired	(75,780)	6.00
Outstanding at March 31, 2016	4,988,116	1.39
Granted	-	-
Exercised	(600,000)	0.50
Cancelled or Expired	(195,200)	1.50
Outstanding at March 31, 2017	4,192,916	0.79
Warrants exercisable at March 31, 2017	4,192,916	0.79

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2017:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE

	Number of	Weighted-Average
	Warrants	Remaining Contractual
Exercise Price	Outstanding	Life in Years
$27.50	2,326	1.07
9.375	19,067	2.55
6.25	6,667	2.05
5.00	233,429	1.02
3.50	31,429	1.02
0.50	3,900,000	0.91

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

The fair value of the warrants granted during the year ended March 31, 2017 was estimated at the date of agreement using the Black-Scholes option-pricing model and a level 3 valuation measure, with the following assumptions:

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

On October 31, 2014, the Company reduced the exercise price of an aggregate of 120,000 stock options granted to Steven P. Nickolas and Richard A. Wright, , to $7.50 per share as noted below:

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

On November 18, 2016, our company provided notice to Steven Nickolas, our CEO and President, of our board of director’s finding that there is “just cause” for termination of Mr. Nickolas’s employment and of our company’s intent to terminate the employment of Mr. Nickolas for “just cause” pursuant to the provision of the Employment Agreement with Mr. Nickolas dated March 1, 2016. Under the Employment Agreement, Mr. Nickolas had 30 days to cure the failures and breaches creating “just cause” for termination. Mr. Nickolas failed to cure such failure and breaches and, on April 7, 2017, our company terminated the employment of Mr. Nickolas for cause. In addition, our company removed Mr. Nickolas as the President and Chief Executive Officer of our company.

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

On April 7, 2017, our board of directors appointed Richard A. Wright as president of our company. On April 28, 2017, Mr. Wright resigned as the secretary and treasurer of our company and he was appointed as the chief executive officer of our company.

NOTE 11 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at March 31, 2017:

	2017	2016
Deferred income tax assets:	$3,850,000	$2,100,000
Valuation allowance	(3,850,000)	(2,100,000)
Net total	$-	$-

At March 31, 2017, the Company had net operating loss carryforwards of approximately $11,000,000 and net operating loss carryforwards expire in 2023 through 2037.

The valuation allowance was increased by $1,750,000 during the year ended March 31, 2017. The current income tax benefit of $1,750,000 and $1,270,000 generated for the years ended March 31, 2017 and 2016, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2017, the Company has no unrecognized uncertain tax positions, including interest and penalties

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has long-term leases for its offices under cancelable operating leases from August 1, 2013 through September 30, 2017. At March 31, 2017, future minimum contractual obligations were as follows:

	Facilities	Equipment

Year ending March 31, 2018	$75,750	$4,348
Total Minimum Lease Payments:	$75,750	$4,348

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

On August 2, 2013, the Company entered into a 4-year lease agreement for certain office equipment requiring a monthly payment of $870.

On April 1, 2016, the Company entered into an 18-month lease agreement for certain warehouse space requiring a monthly payment of $1,125.

On December 1, 2016, the Company entered into a 16-month lease agreement for certain warehouse space requiring a monthly payment of $2,250.

NOTE 13 – CAPITAL LEASE

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former President, Chief Executive Officer, Steven P. Nickolas, and our current President and Chief Executive Officer, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 72,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $6. 25 per share for a period of five years, 18,000 shares vested.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former President, Chief Executive Officer, Steven P. Nickolas, and our Vice-President, Secretary, Treasurer and director, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for72,000 and issue a warrant to purchase 102,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $5.00 per share for a period of five years. 18,000 shares vested on October 22, 2014, 13,316 shares on October 28, 2014, 13,606 shares on December 22, 2014, 6,945 shares on February 3, 2015 and 15,799 shares on March 5, 2015. The remaining 18,105 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if the Company draws on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

During the year ended March 31, 2015 the Company agreed to lease the specialized equipment used to make our alkaline water with a value of $735,781 under the above Master Lease agreement. The Company evaluated this lease under ASC 840-30 “Leases- Capital Leases” and concluded that these lease where a capital asset.

NOTE 14 – NOTES PAYABLE

On May 11, 2015, the Company entered into a securities purchase agreement with Assurance Funding Solutions LLC, pursuant to which the Company issued a secured term note of our company in the aggregate principal amount of $250,000, together with 20,000 shares of our common stock, in consideration for $250,000. The secured term note bears interest at the rate of 15% per annum and matured on May 11, 2016. The Company prepaid the note by paying the holder 110% of the principal amount outstanding together with accrued but unpaid interest thereon, the Company provided written notice to the holder at least 30 days prior to the date of prepayment which occurred in May, 2016. Pursuant to the securities purchase agreement, the Company paid Assurance Funding Solutions LLC $10,000 for legal fees incurred by it and granted it piggyback registration rights. In connection with the securities purchase agreement, the Company also entered into a general security agreement dated May 11, 2015 with Assurance Funding Solutions LLC. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” determine that a Debt Discount of $79,000 was provided and will be amortized over the 1-year term of the note. As of March 31, 2016, $13.167 was unamortized and amortization of debt discount for the year was $65,833.

On August 19, 2015, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured term note of our company in the aggregate principal amount of $240,000, together with 20,000 shares of our common stock, in consideration for $200,000. The secured term note requires monthly payments of $20,000 per month, along with a final payment on August 20, 2016.

On September 20, 2016, we entered into a loan facility agreement (the “Loan Agreement”) with Turnstone Capital Inc. (the “Lender”), whereby the Lender agreed to make available to our company a loan in the aggregate principal amount of $1,500,000 (the “Loan Amount”). Pursuant to the Loan Agreement, the Lender agreed to make one or more advances of the Loan Amount to our company as requested from time to time by our company in an amount to be agreed upon by our company and the Lender (each, an “Advance”).

During the year ended March 31, 2017, the lender made advances totaling $1,000,000. This amount together with accrued interest of $30,000 was converted to 1,030,000 common shares on March 31, 2017.

NOTE 15 – CONVERTIBLE NOTES PAYABLE

During the year ended March, 31 2017, the Company entered into a promissory notes totaling $360,000 of which $50,000 was repaid and the remaining amount of $310,000 was converted into equity on March 31, 2016.

During the year ended March 31, 2017, the Company entered into promissory notes totaling $260,000 of which $50,000 was repaid and the remaining amount of $260,000 was converted into equity on March 31, 2017.

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

NOTE 16 – SUBSEQUENT EVENTS

Effective April 28, 2017, we granted a total of 1,790,000 stock options to our directors, officers, consultants employees. The stock options are exercisable at the exercise price of $1.29 per share for a period of ten years from the date of grant. 360,000 of the stock options vest as follows: (i) 120,000 upon the date of grant; and (ii) 120,000 on each anniversary date of grant. 1,430,000 of the stock options vest as follows: (i) 357,500 upon the date of grant; and (ii) 357,500 on each anniversary date of grant. We granted the stock options to 12 U.S. Persons and 3 non U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

Effective April 28, 2017, we issued 585,000 shares of common stock to five persons, one of whom is a director and officer of our company. Of these shares, 560,000 are restricted from transfer for a period of two years.

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. The company then issued a total of 3,000,000 shares of our Series D Preferred Stock to our directors, officers, consultants and employees. We issued these shares relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2017 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Richard A. Wright	President, Chief Executive Officer, Vice-President, Chief Operating Officer, and Director	59	May 31, 2013
David Guarino	Chief Financial Officer, Secretary, Treasurer and Director	53	April 28, 2017
Aaron Keay	Director	40	July 22, 2016
Bruce Leitch	Director	59	September 8, 2016
Steven P. Nickolas	Director	61	May 31, 2013

Business Experience

The following is a brief account of the education and business experience of our current executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

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

Effective as of May 31, 2013, Mr. Wright was appointed as vice-president, treasurer and a director of our company. On August 7, 2013, our board of directors appointed Mr. Wright as secretary of our company. On August 28, 2016, our board of directors appointed Mr. Wright as chief operating officer of our company. On April 7, 2017, our board of directors appointed Mr. Wright as president of our company. On April 28, 2017, Mr. Wright resigned as the secretary and treasurer of our company and our board of directors appointed Mr. Wright as the chief executive officer of our company.

David Guarino

On April 28, 2017, Mr. Guarino was appointed as the chief financial officer, secretary and treasurer and a director of our company. Mr. Guarino currently holds a bachelor of science in accounting and a masters of accountancy from the University of Denver. From 2008 to 2013, Mr. Guarino was President and a Director of Kahala Corp, a worldwide franchisor of multiple quick service restaurant brands with locations in 49 states and over 25 countries. From 2014 to 2015, Mr. Guarino was President of HTI International Holdings, Inc., a technology company focused on forward osmosis water filtration technology. From 2015 until April, 2017, Mr. Guarino has been a consultant to our company.

Aaron Keay

Mr. Keay has been the President and Managing Partner of Inform Capital Partner, a corporate finance advisory and merchant banking firm, from 2008 to present. He was the Chairman, CEO and director of Inform Resources Corp., a mining company listed on the TSX Venture Exchange (the “TSXV”), from August 2010 until July 10, 2014. Mr. Keay was the CEO, President and director of IDM Mining Ltd. (formerly Revolution Resources), a mining company listed on the Toronto Stock Exchange, from 2009 until January 7, 2015. He was a director of OrganiGram Holdings Inc., an industrial company specializing in the production of condition specific medical marihuana under license from Health Canada listed on the TSXV, from September 14, 2010 until July 17, 2014. Mr. Keay was a director of Plateau Uranium Inc. (formerly Macusani Yellowcake Inc.), a uranium exploration and development company listed on the TSXV, from April 5, 2013 until September 4, 2014. He was a director of Aftermath Silver Inc. (formerly Full Metal Zinc Ltd.), a mineral exploration and development company listed on the TSXV, from February 2011 until December 12, 2013. Mr. Keay holds a Bachelor of Human Kinetics from the University of British Columbia.

Bruce Leitch

Mr. Leitch has been a director of our company since September 8, 2016. During the past five years Mr. Leitch has been actively engaged as a management consultant with respect to business development strategies and overseeing the corporate governance requirements for various private companies. The bulk of his time has been spent as the V.P. Corporate Finance and a Director for Citadel LED Lighting Corp., a private company engaged in the importation of innovative LED lighting products with applications in the retail, hospitality, outdoor lighting and commercial buildings and facilities market sectors.

Mr. Leitch has extensive experience with consumer products companies, and is well versed in all aspects of branding, marketing, cross marketing through strategic relationships, interacting with advertising agencies to create highly focused and effective sales campaigns, along with being very conversant in wholesale distribution networks, logistics, managing multiple channels of product distribution and supply chain management. Mr. Leitch has extensive experience in the capital markets and the securities industry, having worked for several major financial services institutions as well as having been an officer, director and principal of several public and private companies.

Steven P. Nickolas

In 2008, Mr. Nickolas was appointed President of Nutripure Beverages, Inc., a small cap pink sheet company that intended to launch a beverage product that was developed by him, on a national basis. The company was unsuccessful in raising the necessary capital, at which time Mr. Nickolas resigned his position after three months with the company and proceeded to investigate other financial opportunities. From May 2008 to July 2010, Mr. Nickolas was a founder of and acted as the president, secretary, treasurer and a director of Northsight Capital, Inc., a publicly-traded financial holding company (OTCBB: NCAP), which was sold in order to support the ongoing research and development of various beverage products. During this time Mr. Nickolas founded Jayger International, LTD, which involved the sale of a variety of healthy products in Japan and other Asian countries. Mr. Nickolas also engaged in a number of consulting activities with both large and small companies and continued to remain active in the food and beverage industry. During this same period of time Mr. Nickolas founded The Healthy Food Project, Inc., a 501(c)(3) non-profit organization dedicated to promoting the development of healthy foods and beverages for the public use. Since inception of the Company and until November 18, 2016, when the Company provided notice to Mr. Nickolas finding that there is “just cause” for termination of Mr. Nickolas’s employment he focused his attention on the commercial development of the water electrolysis process utilized in the Company.

Effective as of May 31, 2013, Mr. Nickolas was appointed as chairman, president, chief executive officer, secretary and a director of our company. On August 7, 2013, our board of directors replaced Mr. Nickolas as secretary of our company with Richard A. Wright. On April 7, 2017, our company removed Mr. Nickolas as the president and chief executive officer of our company.

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

Mr. Nickolas filed a Chapter 13 bankruptcy petition in the State of Arizona on July 22, 2015. Mr. Nickolas has since completely withdrawn from bankruptcy court as of April 20, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2017 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Aaron Keay	Nil	1	1
Bruce Leitch	1	1	Nil

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

Audit Committee Financial Expert

Our board of directors has determined that each of Richard A. Wright and David Guarino, both directors of our company, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, but Mr. Wright and Mr. Guarino are not “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2). We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2017

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2017,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2017 and 2016 are set out in the following summary compensation table:

Summary Compensation Table – Years ended March 31, 2017 and 2016
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Steven P. Nickolas Director and Former President and Chief Executive Officer(1)	2017 2016	180,000 144,000	Nil 35,000	Nil Nil	Nil 780,000	Nil Nil	Nil Nil	24,035 27,640	204,035 986,640
Richard A. Wright President, Chief Executive Officer, Vice- President, Chief Operating Officer, Director and Former Secretary and Treasurer(1)	2017 2016	168,000 132,000	Nil 35,000	Nil Nil	Nil 780,000	Nil Nil	Nil Nil	22,002 19,544	190,002 966,544

(1)	On April 7, 2017, our company removed Mr. Nickolas as the president and chief executive officer of our company.

(2)

On April 7, 2017, our board of directors appointed Mr. Wright as president of our company. On April 28, 2017, Mr. Wright resigned as the secretary and treasurer of our company and our board of directors appointed Mr. Wright as the chief executive officer of our company.

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

Employment Agreement with Steven P. Nickolas

On March 30, 2016, we entered into an employment agreement dated effective March 1, 2016 with Steven P. Nickolas, our former president and chief executive officer and current director, pursuant to which Mr. Nickolas agreed to perform such duties as are regularly and customarily performed by the president and chief executive officer of a corporation, and any other duties consistent with Mr. Nickolas’s position in our company. Pursuant to the terms of the employment agreement, we agreed to (i) pay Mr. Nickolas $15,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Nickolas 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). We also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Nickolas; and (iii) the termination of the employment agreement for any reason.

In addition, we agreed to (i) provide Mr. Nickolas with vehicle leased in our company’s name, with lease payments not exceeding $700/month or such other amount as may be determined by our board of directors; (ii) pay Mr. Nickolas an allowance of $5,000 per month or such other amount as may be determined by our board of directors, which may be used by Mr. Nickolas as he sees fit, including without limitation, the funding of non-qualified retirement plans; (iii) reimburse Mr. Nickolas for any expenses that he incurs in connection with his duties under his employment agreement.

On November 18, 2016, our company provided notice to Mr. Nickolas of our board of director’s finding that there is “just cause” for termination of Mr. Nickolas’s employment and of our company’s intent to terminate the employment of Mr. Nickolas for “just cause” pursuant to the provision of the employment agreement with Mr. Nickolas dated March 1, 2016. Under the employment agreement, Mr. Nickolas had 30 days to cure the failures and breaches creating “just cause” for termination. Mr. Nickolas failed to cure such failure and breaches and, on April 7, 2017, our company terminated the employment of Mr. Nickolas for cause. In addition, our company removed Mr. Nickolas as the president and chief executive officer of our company.

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

On April 28, 2017, Richard A. Wright resigned as the secretary and treasurer of our company and he was appointed as the chief executive officer of our company.

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

Grant of Series D Convertible Preferred Stock

On May 3, 2017, we designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

Effective May 3, 2017, we issued a total of 1,000,000 shares of our Series D Preferred Stock to Richard A. Wright.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the provisions of the employment agreement with Mr. Wright described below, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2017:

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

Compensation of Directors

During the fiscal year ended March 31, 2017, directors who were not our named executive officers did not receive any compensation.

Effective April 28, 2017, we granted 350,000 stock options to Aaron Keay, a director of our company. These stock options are exercisable at the exercise price of $1.29 per share for a period of ten years from the date of grant and vest as follows: (i) 87,500 upon the date of grant; and (ii) 87,500 on each anniversary date of grant.

Effective April 28, 2017, we granted 100,000 stock options to Bruce Leitch, a director of our company. These stock options are exercisable at the exercise price of $1.29 per share for a period of ten years from the date of grant and vest as follows: (i) 25,000 upon the date of grant; and (ii) 25,000 on each anniversary date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 13, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our executive officers and by our executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Steven P. Nickolas 14301 North 87 St., Suite 109 Scottsdale, AZ 85260	Common Stock	2,276,000(4)	11.5%
	Series A Preferred Stock(3)	10,000,000	50%
	Series C Preferred Stock(6)	1,500,000	50%
Richard A. Wright 7730 East Greenway Road, Suite 203 Scottsdale, AZ 85260	Common Stock	1,500,000(5)	7.6%
	Series A Preferred Stock (3)	10,000,000	50%
	Series C Preferred Stock(6)	1,500,000	50%
	Series D Preferred Stock(7)	1,000,000	33.33%

David Guarino	Common Stock	740,000	4.1%
	Series D Preferred Stock(7)	1,000,000	33.33%
Aaron Keay	Common Stock	87,500(8)	*
Bruce Leitch	Common Stock	25,000(9)	*
All executive officers and directors as a group (5 persons)	Common Stock	4,314,500	20.2%
	Series A Preferred Stock (3)	20,000,000	100%
	Series C Preferred Stock(6)	3,000,000	100%
	Series D Preferred Stock(7)	2,000,000	66.67%

Notes

*          Less than 1%.

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

(2)

Percentage of common stock is based on 18,263,739 shares of our common stock issued and outstanding as of July 13, 2017. Percentage of Series A Preferred Stock is based on 20,000,000 shares of Series A Preferred Stock issued and outstanding as of July 13, 2017. Percentage of Series C Preferred Stock is based on 3,000,000 shares of Series C Preferred Stock issued and outstanding as of July 13, 2017. Percentage of Series D Preferred Stock is based on 3,000,000 shares of Series C Preferred Stock issued and outstanding as of July 13, 2017.

(3)	The Series A Preferred Stock has 10 votes per share and is not convertible into shares of our common stock.

(4)

Consists of 1,500,000 stock options exercisable within 60 days, 430,000 shares of our common stock owned by WiN Investments, LLC and 346,000 shares of our common stock owned by Lifewater Industries, LLC. Steven P. Nickolas exercises voting and dispositive power with respect to the shares of our common stock that are beneficially owned by WiN Investments, LLC and Lifewater Industries, LLC. Except for the number of stock options, these numbers are approximate numbers based on information currently available to our company.

(5)	Consists of 1,500,000 stock options exercisable within 60 days.

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

(7)

Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

(8)	Consists of 87,500 stock options exercisable within 60 days.

(9)	Consists of 25,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since April 1, 2015, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $40,230.13, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between our company and Water Engineering Solutions LLC,an entity that is controlled and majority owned by Steven P. Nickolas, a director and stockholder and a former officer of our company, and Richard A. Wright, an officer, director and stockholder of our company, and during the years ended March 31, 2017 and March 31, 2016, we paid $104,619 and $312,500, respectively, to Water Engineering Solutions LLC for custom engineered equipment used in the production of our alkaline water.

On August 1, 2013 we entered into a 3-year sub-lease agreement requiring a monthly payment of $2,085 for office space in Scottsdale, Arizona, with a basic monthly lease increase of 8% and 7% on each anniversary date. The sub-lessor was an entity owned by Steven P. Nickolas. This sub-lease agreement was terminated at the end of the 3-year term.

Compensation for Executive Officers and Directors

Effective April 28, 2017, we issued 130,000 shares of common stock to David Guarino, who was appointed as the chief financial officer, secretary, treasurer and a director of our company on the same date. These shares are restricted from transfer for a period of two years. In addition, effective May 3, 2017, we issued 1,000,000 shares of our Series D Preferred stock to Mr. Guarino.

For additional information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with five directors consisting of Richard A. Wright, David Guarino, Aaron Keay, Bruce Leitch and Steven P. Nickolas. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have two independent directors, Aaron Keay and Bruce Leitch.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have been notified that Seale & Beers, CPAs was acquired by AMC Auditing, LLC. As a result, effective as of November 18, 2016, Seale& Beers, CPAs resigned as our independent registered public accounting firm and we engaged AMC Auditing, LLC as our independent registered public accounting firm.

The following table sets forth the fees billed to our company for the years ended March 31, 2017 and 2016 for professional services rendered by Seale& Beers, CPAs and AMC Auditing, LLC:

Fees	2017	2016
Audit Fees	$35,000	$35,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	22,500	22,500
Total Fees	$57,500	$57,500

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Seale& Beers, CPAs and AMC Auditing, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.4	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.5	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.6	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.7	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)

10.8

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.11	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.12	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.13	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.14	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.15	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.16	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.17	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.18	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.19	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.20	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.21	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.22	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.23	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.24	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.25	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.26	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.27	Stock Option Agreement dated February 18, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.28	Stock Option Agreement dated February 18, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.29	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.30	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.31	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.32	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.33	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC
10.34	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.35	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on December 1, 2015)

10.36	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.37	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.38	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.39	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.40	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.41	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.42	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.43	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.44	Stock Option Agreement dated January 29, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.45	Stock Option Agreement dated January 29, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.46	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.47	Form of Warrant Certificate (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.48	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.49	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.50	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.51	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on June 16, 2016)
10.52	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.53	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.54	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.55	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
(21)	Subsidiaries
21.1	Subsidiaries of The Alkaline Water Company Inc.
Alkaline Water Corp., Arizona corporation
Alkaline 88, LLC, Arizona limited liability company
(23)	Consents of Experts and Counsel
23.1*	Consent of Seale and Beers, CPAs
23.2	Consent of AMC Auditing
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Alkaline Water Company Inc.

By: /s/ Richard A. Wright
Richard A. Wright
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard A Wright
Richard A. Wright
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 14, 2017

By: /s/ David A. Guarino
David A. Guarino
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: July 14, 2017

By: /s/ Aaron Keay
Aaron Keay
Director
Date: July 14, 2017