Form 10-Q
period 2017-06-30
ALKALINE WATER Co INC
filed 2017-08-21
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

19,763,739 shares of common stock issued and outstanding as of August 21, 2017.

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET

	June 30, 2017
	(unaudited)	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$441,827	$603,805
Accounts receivable	2,283,626	1,419,281
Inventory	837,311	819,988
Prepaid expenses	285,085	307,247

Total current assets	3,847,849	3,150,321

Fixed assets - net	1,101,452	1,120,148

Total assets	$4,949,301	$4,270,469

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,355,146	$1,343,824
Accrued expenses	448,522	455,916
Revolving financing	2,064,956	1,436,083
Current portion of capital leases	156,829	190,207
Derivative liability	3,407	3,407

Total current liabilities	4,028,860	3,429,437

Long-term Liabilities
Capitalized leases	-	8,006
Convertible notes payable, net of debt discount	224,667	-

Total long-term liabilities	224,667	8,006

Total liabilities	$4,253,527	$3,437,443

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000, Series C issued 3,000,000, Series D issued 3,000,000	26,000	23,000
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 18,263,739 and 17,532,451 shares issued and outstanding at June 30, 2017 and March 31, 2017 respectively	18,262	17,531
Additional paid in capital	25,811,800	24,181,029
Accumulated deficit	(25,160,288)	(23,388,534)

Total stockholders' equity	695,774	833,026

Total liabilities and stockholders' equity	$4,949,301	$4,270,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30, 2017	June 30, 2016

Revenue	$5,180,194	$2,946,749

Cost of Goods Sold	2,951,944	1,790,713

Gross Profit	2,228,250	1,156,036

Operating expenses
Sales and marketing expenses	1,670,017	1,085,999
General and administrative	2,090,392	840,774
Depreciation	96,279	89,439

Total operating expenses	3,856,688	2,016,212

Total operating loss	(1,628,438)	(860,176)

Other income (expense)
Interest income	-	98
Interest expense	(123,649)	(112,601)
Amortization of debt discount and accretion	(19,667)	(45,258)
Change in derivative liability	-	4,306

Total other income (expense)	(143,316)	(153,455)

Net loss	$(1,771,754)	$(1,013,631)

EARNINGS PER SHARE (Basic)	$(0.10)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	17,967,618	14,716,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,771,754)	$(1,013,631)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	96,279	89,439
Stock compensation expense	1,339,502	142,625
Amortization of debt discount and accretion	19,667	79,049
Interest expense relating to amortization of capital lease discount	25,752	25,752
Change in derivative liabilities	-	(4,306)
Changes in operating assets and liabilities:
Accounts receivable	(864,345)	(26,561)
Inventory	(17,323)	(74,492)
Prepaid expenses and other current assets	22,162	206
Accounts payable	11,322	(247,813)
Accrued expenses	(7,394)	35,953

NET CASH USED IN OPERATING ACTIVITIES	(1,146,132)	(993,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(77,583)	(49,310)
Equipment Deposits - related party	-	(67,619)

CASH USED IN INVESTING ACTIVITIES	(77,583)	(116,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	260,000
Proceeds from convertible note payable	500,000	-
Proceeds from revolving financing	628,873	70,532
Proceeds from sale of common stock, net	-	425,000
Repayment of notes payable	-	(341,863)
Repayment of capital lease	(67,136)	(57,360)

CASH PROVIDED BY FINANCING ACTIVITIES	1,061,737	356,309

NET CHANGE IN CASH	(161,978)	(754,399)

CASH AT BEGINNING OF PERIOD	603,805	1,192,119

CASH AT END OF PERIOD	$441,827	$437,720

INTEREST PAID	$83,960	$19,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements are condensed and should be read in conjunction with the Company's latest annual financial statements and that interim disclosures generally do not repeat those in the annual statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $441,827 and $603,805 in cash and cash equivalents at June 30, 2017 and March 31, 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2017 and March 31, 2017:

	June 30.	March 31,
	2017	2017
Trade receivables	$2,283,626	$1,419,281
Less: Allowance for doubtful accounts	(-0-)	(-0-)
Net accounts receivable	$2,283,626	$1,419,281

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

As of June 30, 2017 and March 31, 2017, inventory consisted of the following:

	June 30,	March 31,
	2017	2017
Raw materials	$578,889	$587,689
Finished goods	258,422	232,300
Total inventory	$837,311	$819,989

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

Equipment	5 years
Equipment under capital lease	5 years

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended June 30, 2017 of ($25,160,288). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	June 30, 2017	March 31, 2017
Machinery and Equipment	$1,200,293	$1,012,000
Machinery under Capital Lease	735,781	735,781
Machinery - Construction in Progress	75,138	185,848
Office Equipment	79,681	79,681
Leasehold Improvements	3,979	3,979
Less: Accumulated Depreciation	(993,420)	(897,141)
Fixed Assets, net	$1,101,452	$1,120,148

Depreciation expense for the three months ended June 30, 2017 and 2016 was $96,279 and $89,439, respectively.

NOTE 4 – REVOLVING FINANCING

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

NOTE 5 – DERIVATIVE LIABILITY

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

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability as of June 30, 2017 was $3,407.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Common Stock Issued for Services

Effective April 28, 2017, we issued 610,000 shares of common stock to six persons, one of whom is a director and officer of our company. Of these shares, 560,000 are restricted from transfer for a period of two years.

NOTE 7 – OPTIONS AND WARRANTS

Stock Option Awards

Effective April 28, 2017, we granted a total of 1,790,000 stock options to our directors, officers, consultants employees. The stock options are exercisable at the exercise price of $1.29 per share for a period of six and one-half years from the date of grant. 360,000 of the stock options vest as follows: (i) 120,000 upon the date of grant; and (ii) 120,000 on each anniversary date of grant. 1,430,000 of the stock options vest as follows: (i) 357,500 upon the date of grant; and (ii) 357,500 on each anniversary date of grant. We granted the stock options to 12 U.S. Persons and 3 non U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

In June 2017, two option holders elected to exercise their stock options. A total of 181,000 stock options were surrendered in exchange for 121,288 common stock shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

On April 28, 2017, our board of directors appointed David Guarino as chief financial officer, treasurer, secretary president of our company.

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Mr. Wright and Mr. Guarino were each issued 1,000,000 shares each of the Series D Preferred Stock.

NOTE 9 – CAPITAL LEASE

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

NOTE 10 – NOTES PAYABLE

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

In June, 2017, Turnstone advanced the remaining $500,000 available under the Loan Agreement. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” and determined that a Debt Discount of $295,000 was provided and will be amortized over the remaining term of the Loan Agreement.

NOTE 11 – SUBSEQUENT EVENTS

On August 17, 2017, we issued 1,500,000 shares of our common stock to Steven P. Nickolas upon conversion of 1,500,000 shares of our Series C Preferred Stock held by Mr. Nickolas. The shares of our Series C Preferred Stock became convertible into shares of our common stock without the payment of any additional consideration by Mr. Nickolas and at the option of Mr. Nickolas because the termination of the employment agreement between our company and Mr. Nickolas was an event constituting a “Negotiated Trigger Event” as defined in the Certificate of Designation for our Series C Preferred Stock.

In consideration for services rendered and to be rendered to our company pursuant to a services agreement dated July 26, 2016, we intend to issue a consultant 262,596 shares of our common stock.

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

Results of Operations

Our results of operations for the three months ended June 30, 2017 and June 30, 2016 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2017	2016
Revenue	$5,180,194	$2,946,749
Cost of goods sold	2,951,944	1,790,713
Gross profit	2,228,250	1,156,036
Net Loss (after operating expenses and other expenses)	$(1,771,754)	$(1,013,631)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2017 of $5,180,194, as compared to $2,946,749 for the three months ended June 30, 2016, an increase of 76% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of June 30, 2017, the product is now available in all 50 states at an estimated 31,000 retail locations. As of June 30, 2016, the product was available in all 50 states at an estimated 25,000 retail locations. This increase has occurred primarily through the addition of 45 of the top national grocery retailers as customer during the year ended March 31, 2017. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire’s, Publix, Shaw’s, Raley’s, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2017, we had cost of goods sold of $2,951,944, or 57% of revenue, as compared to cost of goods sold of $1,790,713 or 60.8% of revenue, for the three months ended June 30, 2016. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended June 30, 2017 and June 30, 2016 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2017	2016
Sales and marketing expenses	$1,670,017	$1,085,999
General and administrative expenses	2,090,392	840,774
Depreciation expenses	96,279	89,439
Total operating expenses	$3,856,688	$2,016,212

During the for the three months ended June 30, 2017, our total operating expenses were $3,856,688, as compared to $2,016,212 for the three months ended June 30, 2016.

For the three months ended June 30, 2017, the total included $1,670,017 of sales and marketing expenses and $2,090,392 of general and administrative expenses, consisting primarily of approximately $1,339,502 of stock and stock option compensation expense, and $299,347 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended June 30, 2017.

For the three months ended June 30, 2016 the total included $1,085,999 of sales and marketing expenses and $840,774 of general and administrative expenses, consisting primarily of approximately $142,625 of stock option compensation expense, and $279,763 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended June 30, 2016.

Liquidity and Capital Resources

Working Capital
	June 30, 2017	March 31, 2017
Current assets	$3,847,849	$3,150,321
Current liabilities	4,028,860	3,429,437
Working capital (deficiency)	$(181,011)	$(279,116)

Current Assets

Current assets as of June 30, 2017 and March 31, 2017 primarily relate to $441,827 and $603,805 in cash, $2,283,626 and $1,419,281 in accounts receivable and $837,311 and $819,989 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2017 and March 31, 2017 primarily relate to $1,355,146 and $1,343,824 in accounts payable, revolving financing of $2,064,956 and $1,436,083, current portion of capital leases of $156,829 and $190,207 and accrued expenses of $448,522 and $455,916, respectively.

Cash Flow

Our cash flows for the three months ended June 30, 2017 and June 30, 2016 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2017	2016
Net Cash used in operating activities	$(1,146,132)	$(993,779)
Net Cash used in investing activities	(77,583)	(116,929)
Net Cash provided by financing activities	1,061,737	356,309
Net increase in cash and cash equivalents	$(161,978)	$(754,399)

Operating Activities

Net cash used in operating activities was $1,146,132 for the three months ended June 30, 2017, as compared to $993,779 used in operating activities for the three months ended June 30, 2016. The increase in net cash used in operating activities was primarily due to increase in accounts receivable in the quarter ended June 30, 2017 compared to an increase of accounts payable in the quarter ended June 30, 2016.

Investing Activities

Net cash used in investing activities was $77,583 for the three months ended June 30, 2017, as compared to $116,929 used in investing activities for the three months ended June 30, 2016. The decrease in net cash used by investing activities was the result of a decrease of purchase of fixed assets and equipment deposits.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2017 was $1,061,737, as compared to $356,309 for the three months ended June 30, 2016. The increase of net cash provided by financing activities is attributable to borrowings on the loan facility agreement with Turnstone Capital Inc. and the credit facility with SCM Specialty Finance Opportunities Fund, L.P.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company is a defendant in a lawsuit filed on June 1, 2017 by Black Mountain Equities, Inc. (“BM”) in the San Diego County, California, Superior Court, “Black Mountain Equities, Inc. v. The Alkaline Water Company, Inc., et al.,” cause number 37-2017-00019820-CU-BT-CTL. BM is seeking damages of $151,000 for intentional interference with contractual relations arising from the Company attempting to put a stop on the transfer of certain stock in the Company from a third party to the Plaintiff. The Company intends to defend the claim vigorously.

The Company is a defendant in a lawsuit filed on August 9, 2017 by Steven Nickolas, a shareholder of the Company. The lawsuit is pending in the Maricopa County, Arizona, Superior Court, “Nickolas v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-007786. Mr. Nickolas seeks declaratory relief, monetary damages, specific performance and injunctive relief arising from the alleged failure of the Company to allow him to convert his Series C Preferred Stock of the Company to common stock of the Company. The Company intends to defend these claims vigorously.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in our Annual Report on Form 10-K filed on July 14, 2017. There have been no material changes since July 14, 2017 from the risk factors disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 17, 2017, we issued 1,500,000 shares of our common stock to Steven P. Nickolas upon conversion of 1,500,000 shares of our Series C Preferred Stock held by Mr. Nickolas. The shares of our Series C Preferred Stock became convertible into shares of our common stock without the payment of any additional consideration by Mr. Nickolas and at the option of Mr. Nickolas because the termination of the employment agreement between our company and Mr. Nickolas was an event constituting a “Negotiated Trigger Event” as defined in the Certificate of Designation for our Series C Preferred Stock. We issued these shares relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

In consideration for services rendered and to be rendered to our company pursuant to a services agreement dated July 26, 2016, we intend to issue a consultant 262,596 shares of our common stock. We intend to issue these shares relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8- K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.4	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.5	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.6	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.7	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)

Exhibit Number	Description
10.8

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.11	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.12	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.13	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.14	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.15	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.16	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.17	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.18	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.19	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.20	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.21	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.22	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.23	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.24	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.25	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.26	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.27	Stock Option Agreement dated February 18, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.28	Stock Option Agreement dated February 18, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2016)
10.29	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.30	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.31	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)

Exhibit Number	Description
10.32	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.33	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC
10.34	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC
10.35	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 1, 2015)
10.36	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.37	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.38	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.39	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.40	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.41	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.42	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.43	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.44	Stock Option Agreement dated January 29, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.45	Stock Option Agreement dated January 29, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.46	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form S-1/A, filed on February 8, 2016)
10.47	Form of Warrant Certificate (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.48	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.49	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.50	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.51	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.52	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.53	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.54	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.55	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)

Exhibit Number	Description
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: August 21, 2017	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2017	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)