Form 10-Q
period 2017-09-30
ALKALINE WATER Co INC
filed 2017-11-20
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55096

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14646 N. Kierland Blvd, Suite 255, Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

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

21,958,062 shares of common stock issued and outstanding as of November 17, 2017 .

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2017
	(unaudited)	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$481,831	$603,805
Accounts receivable	1,848,845	1,419,281
Inventory	634,347	819,988
Prepaid expenses	340,161	307,247

Total current assets	3,305,184	3,150,321

Fixed assets - net	1,154,035	1,120,148

Total assets	$4,459,219	$4,270,469

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,451,780	$1,343,824
Accrued expenses	611,833	455,916
Revolving financing	1,846,026	1,436,083
Current portion of capital leases	112,752	190,207
Derivative liability	3,407	3,407

Total current liabilities	4,025,798	3,429,437

Long-term Liabilities
Capitalized leases	-	8,006
Convertible notes payable, net of debt discount	-	-

Total long-term liabilities	-	8,006

Total liabilities	$4,025,798	$3,437,443

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series A issued 20,000,000, Series C issued 1,500,000, Series D issued 3,000,000	24,500	23,000
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 20,540,918 and 17,532,451 shares issued and outstanding at September 30, 2017 and March 31, 2017 respectively	20,540	17,531
Additional paid in capital	26,657,897	24,181,029
Accumulated deficit	(26,269,516)	(23,388,534)

Total stockholders' equity	433,421	833,026

Total liabilities and stockholders' equity	$4,459,219	$4,270,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months		For the Six Months
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$4,841,528	$3,007,538	$10,021,722	$5,954,287

Cost of Goods Sold	2,753,879	1,896,112	5,705,823	3,686,825

Gross Profit	2,087,649	1,111,426	4,315,899	2,267,462

Operating expenses
Sales and marketing expenses	1,818,344	1,060,390	3,488,361	2,146,389
General and administrative	877,584	1,056,741	2,967,976	1,897,515
Depreciation	96,280	90,958	192,559	180,397

Total operating expenses	2,792,208	2,208,089	6,648,896	4,224,301

Total operating loss	(704,559)	(1,096,663)	(2,332,997)	(1,956,839)

Other income (expense)
Interest income	-	4	-	102
Interest expense	(127,836)	(100,043)	(251,485)	(212,644)
Amortization of debt discount and accretion	(275,333)	(81,025)	(295,000)	(126,283)
Change in derivative liability	-	2,051	-	6,357

Total other income (expense)	(403,169)	(179,013)	(546,485)	(332,468)

Net loss	$(1,107,728)	$(1,275,676)	$(2,879,482)	$(2,289,307)

EARNINGS PER SHARE (Basic)	$(0.06)	$(0.08)	$(0.15)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	19,778,369	15,390,421	18,877,941	15,070,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Six Months
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,879,482)	$(2,289,307)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	192,559	180,397
Stock compensation expense	1,670,294	319,125
Amortization of debt discount and accretion	295,000	137,369
Interest expense converted to equity	14,583
Interest expense relating to amortization of capital lease discount	51,505	51,504
Change in derivative liabilities	-	(6,357)
Changes in operating assets and liabilities:
Accounts receivable	(429,564)	(168,448)
Inventory	185,641	(112,901)
Prepaid expenses and other current assets	(32,914)	(10,294)
Accounts payable	107,956	110,383
Accrued expenses	155,917	138,266

NET CASH USED IN OPERATING ACTIVITIES	(668,505)	(1,650,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(226,446)	(79,696)
Equipment Deposits - related party	-	(104,619)

CASH USED IN INVESTING ACTIVITIES	(226,446)	(184,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	510,000
Proceeds from convertible note payable	500,000	-
Proceeds from revolving financing	409,943	87,918
Proceeds from sale of common stock, net	-	425,000
Proceeds from the exercise of warrants, net	-	300,000
Repayment of notes payable	-	(373,727)
Repayment of capital lease	(136,966)	(117,021)

CASH PROVIDED BY FINANCING ACTIVITIES	772,977	832,170

NET CHANGE IN CASH	(121,974)	(1,002,408)

CASH AT BEGINNING OF PERIOD	603,805	1,192,119

CASH AT END OF PERIOD	$481,831	$189,711

INTEREST PAID	$154,497	$36,023

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

On May 3, 2017, we designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $481,831 and $603,805 in cash and cash equivalents at September 30, 2017 and March 31, 2017, respectively.

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

As of September 30, 2017 and March, 31 2017, inventory consisted of the following:

	September 30, 2017	March 31, 2017

Raw materials	$453,858	$587,689
Finished goods	180,489	232,300
Total inventory	$634,347	$819,989

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with Accounting Standards Codification (“ASC”) 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company has elected to account for forfeitures as they occur. Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

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

On March 30, 2016, the FASB issued Accounting Standards Update (ASU) 2O16-09) Improvements to Employee Share-based Accounting which amends ASC 718, Compensation –Stock Compensation . The ASU includes provisions intended to simplify various provisions related to how share-based payments are accounted for and presented in the financial statements. Compensation cost is ultimately only recognized for awards with performance and/or service conditions that vest (or for awards with market conditions for which the requisite service period is satisfied). Under the new guidance, entities are permitted to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost. Currently entities are required to develop an assumption regarding the forfeiture rate on the grant date, which impacts the estimated amount of compensation cost recorded over the requisite service period. The forfeiture estimates are updated throughout the service period so that compensation cost is ultimately only recognized for awards that vest.

Under the new guidance, entities are permitted to make an accounting policy to either estimate forfeitures each period, as required today or to account for forfeitures as they occur. The Company elects to account for forfeitures as they occur. ASU 2O16-O9 is effective for public business entities for annual reporting periods beginning after December 15, 2O16 and interim periods within that reporting period.

The Company has evaluated other recent accounting pronouncements through September 2017 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended September 30, 2017 of ($26,269,516). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	September 30, 2017	March 31, 2017
Machinery and Equipment	$1,200,293	$1,012,000
Machinery under Capital Lease	735,781	735,781
Machinery - Construction in Progress	224,662	185,848
Office Equipment	79,681	79,681
Leasehold Improvements	-	3,979
Less: Accumulated Depreciation	(1,086,382)	(897,141)
Fixed Assets, net	$1,154,035	$1,120,148

Depreciation expense for the six months ended September 30, 2017 and September 30 2016 was $193,221and $180,397, respectively.

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

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability as of September 30, 2017 was $3,407.

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

Effective March 31, 2016, the Company issued a total of 3,000,000 shares of our Series C Preferred Stock to Steven P. Nickolas and Richard A. Wright (1,500,000 shares to each), pursuant to their employment agreements dated effective March 1, 2016. On August 17, 2017, Steven P. Nickolas converted his 1,500,000 shares of Series C Preferred Stock to 1,500,000 shares of Common Stock.

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. The company then issued a total of 3,000,000 shares of our Series D Preferred Stock to our directors, officers, consultants and employees. We issued these shares relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Common Stock

The Company was authorized to issue 1,125,000,000 shares of $0.001 par value common stock. On May 31, 2013, the Company effected a 15-for-1 forward stock split of our $0.001 par value common stock. All shares and per share amounts have been retroactively restated to reflect such split. Prior to the acquisition of Alkaline Water Corp., the Company had 109,500,000 shares of common stock issued and outstanding. On May 31, 2013, the Company issued 43,000,000 shares in exchange for a 100% interest in Alkaline Water Corp. For accounting purposes, the acquisition of Alkaline Water Corp. by The Alkaline Water Company Inc. has been recorded as a reverse acquisition of a company and recapitalization of Alkaline Water Corp. based on the factors demonstrating that Alkaline Water Corp. represents the accounting acquirer. Consequently, after the closing of this agreement the Company adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC. As part of the acquisition, the former management of the Company agreed to cancel 75,000,000 shares of common stock.

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

In consideration for services rendered and to be rendered to our company pursuant to a services agreement dated July 26, 2016, we issued consultant 262,596 shares of our common stock on August 23, 2017.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

On November 18, 2016, our company provided notice to Steven P. Nickolas, our then-president and chief executive officer, of our board of directors’ finding that there was “just cause” for termination of Mr. Nickolas’s employment and of our company’s intent to terminate the employment of Mr. Nickolas for “just cause” pursuant to the provision of the Employment Agreement with Mr. Nickolas dated March 1, 2016. Under the Employment Agreement, Mr. Nickolas had 30 days to cure the failures and breaches creating “just cause” for termination. Mr. Nickolas failed to cure such failure and breaches and, on April 7, 2017, our company terminated the employment of Mr. Nickolas for cause. In addition, our company removed Mr. Nickolas as the president and chief executive officer of our company.

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

On September 14, 2017, Wright Investment Group LLC, an entity controlled by Richard A. Wright, chief executive officer, president and director, advanced $200,000 to the Company.

NOTE 9 – CAPITAL LEASE

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for the secured lease line of credit financing in an amount not to exceed $600,000. The lease is expected to be secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former president and chief executive officer, Steven P. Nickolas, and our current president and chief executive officer, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 72,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $6. 25 per share for a period of five years, 18,000 shares vested.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for the increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by new alkaline generating electrolysis system machines by our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former president and chief executive officer, Steven P. Nickolas, and our current president and chief executive officer, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. It is expected that any lease under the master lease agreement will be structured for a three year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previously issued warrant certificate for 72,000 warrants and issue a warrant certificate for warrants to purchase 102,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $5.00 per share for a period of five years. 18,000 shares vested on October 22, 2014, 13,316 shares on October 28, 2014, 13,606 shares on December 22, 2014, 6,945 shares on February 3, 2015 and 15,799 shares on March 5, 2015. The remaining 18,105 shares will vest on a pro rata basis according to any mounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if the Company draws on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

During the year ended March 31, 2015 the Company agreed to lease specialized equipment used to make our alkaline water with a value of $735,781 under the above master lease agreement. The Company evaluated this lease under ASC 840-30 “Leases-Capital Leases” and concluded that the lease is a capital asset. As of September 30, 2017 the balance owed to Veterans Capital Fund, LLC under the lease is $112,752.

NOTE 10 – NOTES PAYABLE

On September 20, 2016, we entered into a loan facility agreement (the “Loan Agreement”) with Turnstone Capital Inc., whereby Turnstone Capital Inc. agreed to make available to our company a loan in the aggregate principal amount of $1,500,000 (the “Loan Amount”). In June, 2017, the Loan Agreement was amended to increase the Loan amount to $1,700,000. Pursuant to the Loan Agreement, Turnstone Capital Inc. agreed to make one or more advances of the Loan Amount to our company as requested from time to time by our company in an amount to be agreed upon by our company and the Lender (each, an “Advance”).

During the year ended March 31, 2017, Turnstone Capital Inc. made advances totaling $1,000,000. This amount together with accrued interest of $30,000 was converted to 1,030,000 shares of our common stock on March 31, 2017.

In June, 2017, Turnstone Capital Inc. advanced an additional $500,000 under the Loan Agreement. The Company evaluated this transaction under ASC 470-20-30 “Debt – liability and equity component” and determined that a debt discount of $295,000 was provided and will be amortized over the remaining term of the Loan Agreement.

On September 29, 2017, Turnstone Capital Inc. converted the $500,000 plus accrued interest of 14,583 to 514,583 common shares.

NOTE 11 – SUBSEQUENT EVENTS

On October 17, 2017, Wright Investment Group LLC, an entity controlled by Richard A. Wright, advanced $400,000 to the Company.

On October 25, 2017, Richard A. Wright forfeited stock options to purchase a total of 148,000 shares of the Company’s common stock at prices ranging between $5.75 and $7.50.

On October 31, 2017, our company and its subsidiaries entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Steven P. Nickolas, the Nickolas Family Trust, Water Engineering Solutions, LLC and Enhanced Beverages, LLC, companies and trust that are controlled or owned by Mr. Nickolas, (collectively, the “Nickolas Parties”) and McDowell 78, LLC and Wright Investments Group, LLC, a company controlled or owned by Richard A. Wright, (collectively, “Wright/McDowell”). The Settlement Agreement provides, among other things, the following: a) simultaneous with the full execution of the Settlement Agreement, we agreed to pay Mr. Nickolas $110,000 in one lump sum (paid); b) in exchange of 700,000 shares of our common stock and 300,000 shares of our Series D Preferred Stock described above, Mr. Nickolas forfeited his 10,000,000 shares of our Series A Preferred Stock, to be cancelled for no further consideration; c) upon the full execution of the Settlement Agreement, Mr. Nickolas and our company agreed to file the stipulations to dismiss the complaints and counterclaim filed by each of them with prejudice, with each side to bear its own costs and attorney’s fees. In addition, our company and Wright/McDowell agreed that they will effectuate the dismissal of an arbitration proceeding against the Nickolas Parties with prejudice, with each side to bear its own attorneys’ fees and costs; e) Mr. Nickolas acknowledged and agreed that the employment agreement between Mr. Nickolas and our company was terminated as of April 7, 2017 and no further amounts are owed to Mr. Nickolas under the employment agreement and we agreed to waive restrictive covenants set out in the employment agreement; f) we agreed to assume financial responsibility for certain obligations owed by Mr. Nickolas; g) Mr. Nickolas acknowledged and agreed that 1,500,000 stock options with an exercise price of $0.52 issued to Mr. Nickolas on or about March 1, 2016 has expired and a total of 148,000 stock options issued to Mr. Mr. Nickolas before 2016 will automatically expire 90 days from October 6, 2017, the date Mr. Nickolas ceased being a director of our company; and h) the parties also agreed to mutual release of claims.

On November 8, 2017, Richard A. Wright and the Company entered in to an Exchange Agreement and Mutual Release of Claims (the “Exchange Agreement”). The Exchange Agreement provided, among other things, for the following: a) in exchange for the issuance of 700,000 shares of our common stock and 300,000 shares of our Series D Preferred Stock described above, Richard A. Wright forfeited his 10,000,000 shares of our Series A Preferred Stock, to be cancelled for no further consideration; and b) Richard A. Wright also agreed to a release of claims against the Company. Also on November 8, 2017, Richard A. Wright forfeited stock options to purchase 1,500,000 shares of our company’s common stock at an exercise price of $0.52 per share in exchange for the Company agreeing to issue Richard A. Wright an additional 200,000 shares of Series D Preferred Stock.

On November 14, 2017, we withdrew the Certificate of Designation establishing Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding immediately prior to the withdrawal.

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

Results of Operations

Our results of operations for the three months ended September 30, 2017 and September 30, 2016 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2017	2016
Revenue	$4,841,528	$3,007,538
Cost of goods sold	2,753,879	1,896,112
Gross profit	2,087,649	1,111,426
Net Loss (after operating expenses and other expenses)	(1,107,728)	(1,275,676)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2017 of $4,841,528, as compared to $3,007,538 for the three months ended September 30, 2016, an increase of 61% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of September 30, 2017, the product is now available in all 50 states at an estimated 32,000 retail locations. As of June 30, 2017, the product was available in all 50 states at an estimated 31,000 retail locations. This increase has occurred primarily through the addition of 5 of the top national grocery retailers as customer during the year ended March 31, 2017. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire’s, Publix, Shaw’s, Raley’s, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended September 30, 2017, we had cost of goods sold of $2,753,879, or 57% of revenue, as compared to cost of goods sold of $1,896,112 or 63% of revenue, for the three months ended September 30, 2016. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended September 30, 2017 and September 30, 2016 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2017	2016
Sales and marketing expenses	$1,818,344	$1,060,390
General and administrative expenses	876,922	1,056,741
Depreciation expenses	96,942	90,958
Total operating expenses	$2,792,208	$2,208,089

For the three months ended September 30, 2017, our total operating expenses were $2,792,208, as compared to $2,208,089 for the three months ended September 30, 2016.

For the three months ended September 30, 2017, the total included $1,818,344 of sales and marketing expenses and $876,922 of general and administrative expenses, consisting primarily of approximately $330,792 of stock option compensation expense, and $273,001 of professional fees.

For the three months ended September 30, 2016 the total included $1,060,390 of sales and marketing expenses and $1,056,741 of general and administrative expenses, consisting primarily of approximately $176,500 of stock option compensation expense, and $370,118 of professional fees.

Our results of operations for the six months ended September 30, 2017 and September 30, 2016 are as follows:

	For the six	For the six months
	months ended	ended
	September 30,	September 30,
	2017	2016
Revenue	$10,021,722	$5,954,287
Cost of goods sold	5,705,823	3,686,825
Gross profit	4,315,899	2,267,462
Net Loss (after operating expenses and other expenses)	(2,879,482)	(2,289,307)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the six months ended September 30, 2017 of $10,021,722 as compared to $5,954,287 for the six months ended September 30, 2016, an increase of 68% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of September 30, 2017, the product is now available in all 50 states at an estimated 32,000 retail locations. As of September 30, 2016, the product was available in all 50 states at an estimated 25,000 retail locations. This increase has occurred primarily through the addition of 5 of the top national grocery retailers as customer during the year ended March 31, 2017. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, Tree of Life, C&S, Core-Mark and Nature’s Best), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire’s, Publix, Shaw’s, Raley’s, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2017, we had cost of goods sold of $5,705,823, or 57% of revenue, as compared to cost of goods sold of $3,686,825 or 62% of revenue, for the six months ended September 30, 2016. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the six months ended September 30, 2017 and September 30, 2016 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2017	2016
Sales and marketing expenses	$3,488,361	$2,146,389
General and administrative expenses	2,967,314	1,897,515
Depreciation expenses	193,221	180,397

Total operating expenses	$6,648,896	$4,224,301

For the six months ended September 30, 2017, our total operating expenses were $6,648,896, as compared to $4,224,301 for the six months ended September 30, 2016.

For the six months ended September 30, 2017, the total included $3,488,361 of sales and marketing expenses and $2,967,314 of general and administrative expenses, consisting primarily of approximately $1,670,294 of stock option compensation expense, and $572,348 of professional fees.

For the six months ended September 30, 2016 the total included $2,146,389 of sales and marketing expenses and $1,897,515 of general and administrative expenses, consisting primarily of approximately $319,125 of stock option compensation expense, and $649,881 of professional fees.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	March 31, 2017
Current assets	$3,305,184	$3,150,321
Current liabilities	4,025,798	3,429,437
Working capital (deficiency)	$(720,614)	$(279,116)

Current Assets

Current assets as of September 30, 2017 and March 31, 2017 primarily relate to $481,831 and $603,805 in cash, $1,848,845 and $1,419,281 in accounts receivable and $634,347 and $819,989 in inventory, respectively.

Current Liabilities

Current liabilities as of September 30, 2017 and March 31, 2017 primarily relate to $1,451,780 and $1,343,824 in accounts payable, revolving financing of $1,846,026 and $1,436,083, current portion of capital leases of $112,752 and $190,207 and accrued expenses of $611,833 and $455,916 respectively.

Cash Flow

Our cash flows for the six months ended September 30, 2017 and September 30, 2016 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2017	2016
Net Cash used in operating activities	$(668,505)	$(1,650,263)
Net Cash used in investing activities	(226,446)	(184,315)
Net Cash provided by financing activities	772,977	832,170
Net decrease in cash and cash equivalents	$(121,974)	$(1,002,408)

Operating Activities

Net cash used in operating activities was $668,505 for the six months ended September 30, 2017, as compared to $1,650,263 used in operating activities for the six months ended September 30, 2016. The decrease in net cash used in operating activities was primarily due to a $945,371 reduction of net loss after adding back non cash adjustments in the six months ended September 30, 2017 compared to the six months ended September 30, 2016.

Investing Activities

Net cash used in investing activities was $226,446 for the six months ended September 30, 2017, as compared to $184,315 used in investing activities for the six months ended September 30, 2016. The increase in net cash used by investing activities was the result of an increase of purchase of fixed assets and equipment deposits.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2017 was $772,977, as compared to $832,170 for the six months ended September 30, 2016. The decrease of net cash provided by financing activities was mainly attributable to a decrease in proceeds received from financing activities of $412,975 offset by a decrease in repayment from financing activities of $353,782.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our company is aware that we have been named in a lawsuit filed on August 9, 2017, by Steven P. Nickolas, a stockholder of our company and our former president and chief executive officer and a former director of our company, in the Maricopa County, Arizona, Superior Court, styled as “Nickolas v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-007786. In the complaint in that action, Mr. Nickolas seeks damages and injunctive relief compelling our company to issue a certificate for 1,500,000 shares of our common stock, which he alleges to have converted from the same number of Series C preferred stock on July 16, 2017. This lawsuit has been dismissed with prejudice pursuant to a Settlement Agreement and Mutual Release of Claims dated October 31, 2017 detailed below in this Item 1.

Our company is a defendant in a lawsuit filed on April 11, 2017 by Steven P. Nickolas in the Maricopa County, Arizona, Superior Court, “Nickolas v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-053064. Mr. Nickolas seeks damages arising out of the alleged breach of a written employment agreement between our company and Mr. Nickolas. Mr. Nickolas alleges that our company wrongfully terminated the employment agreement and has failed to pay wages due to him under the employment agreement. Our company denies the allegations of the claims, and has counterclaimed against Mr. Nickolas for damages suffered by our company as a result of numerous breaches of fiduciary duty owed to our company by Mr. Nickolas in his capacity as officer and director of our company, including diversion of corporate assets to personal matters, and actively interfering with our company’s suppliers and customers. This lawsuit against our company, along with our counterclaims, has been dismissed with prejudice pursuant to a Settlement Agreement and Mutual Release of Claims dated October 31, 2017 detailed below in this Item 1.

Our company is a nominal defendant in a lawsuit filed on April 6, 2017 by Steven P. Nickolas derivatively on behalf of our company against Richard A. Wright, David Guarino, and Aaron Keay (current directors of our company), and Daniel Lorey (current employee of our company) and our company’s former accounting firm, Seale & Beers, LLC. The lawsuit is pending in the Maricopa County, Arizona, Superior Court, “Steven P. Nickolas, derivatively on behalf of the Alkaline Water Company, v. Richard A. Wright, et al.” cause number CV2017-005488 (the “Derivative Action”). Mr. Nickolas alleges a range of conduct including breach of fiduciary and general duties owed to our company. Some of these allegations were first raised by Mr. Nickolas in August, 2016 and, at that time, our company appointed an independent director, Mr. Keay, to conduct an investigation of the allegations. Mr. Keay conducted the investigation and concluded that the claims were without merit. Though our company is a nominal defendant in this action, our company believes the claims in the action are baseless and has denied the claims. We anticipate that the other defendants will defend the action vigorously, and is paying the cost of defending against the claims, subject to a reservation of rights in the event of a finding the principal defendants breached duties owed to our company and are not eligible for indemnification. This lawsuit against all of the parties, including our company as a nominal defendant, is currently in the process of being dismissed with prejudice pursuant a Settlement Agreement and Mutual Release of Claims dated October 31, 2017 detailed below in this Item 1.

Steven P. Nickolas also filed virtually an identical lawsuit to the Derivative Action in his individual capacity against Richard A. Wright, David Guarino, and Dan Lorey. The lawsuit was filed on April 6, 2017 and is pending in the Maricopa County, Arizona, Superior Court, “Steven P. Nickolas vs. Richard A. Wright et al.” cause number CV2017-005486 (the “Individual Action”). The allegations in the Individual Action are nearly identical to those in the Derivative Action. We anticipate that the defendants will defend the action vigorously, and are paying the cost of defending against the claims, subject to a reservation of rights in the event of a finding the principal defendants breached duties owed to our company and are not eligible for indemnification. This lawsuit against all of the individual parties has been dismissed with prejudice pursuant to a Settlement Agreement and Mutual Release of Claims dated October 31, 2017 detailed below in this Item 1.

On October 31, 2017, our company and its subsidiaries entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Steven P. Nickolas, the Nickolas Family Trust, Water Engineering Solutions, LLC and Enhanced Beverages, LLC, companies and trust that are controlled or owned by Mr. Nickolas, (collectively, the “Nickolas Parties”) and McDowell 78, LLC and Wright Investments Group, LLC, a company controlled or owned by Richard A. Wright, (collectively, “Wright/McDowell”).

The Settlement Agreement provides, among other things, the following:

1.	Simultaneous with the full execution of the Settlement Agreement, we agreed to pay Mr. Nickolas $110,000 in one lump sum (paid);

2.

From the date of the Settlement Agreement, we agreed to waive the application of our Insider Trading Policy as to Mr. Nickolas, thereby removing any black-out periods for all future sales of our common stock by Mr. Nickolas;

3.	Within three business date of the full execution of the Settlement Agreement, we agreed to instruct our transfer agent to issue to Mr. Nickolas 700,000 shares of our common stock (issued);

4.	Within 10 business days of the full execution of the Settlement Agreement, we agreed to issue to Mr. Nickolas 300,000 shares of our Series D Preferred Stock (issued);

5.

In exchange of 700,000 shares of our common stock and 300,000 shares of our Series D Preferred Stock described above, Mr. Nickolas forfeited his 10,000,000 shares of our Series A Preferred Stock, to be cancelled for no further consideration;

6.

Upon the full execution of the Settlement Agreement, Mr. Nickolas and our company agreed to file the stipulations to dismiss the complaints and counterclaim filed by each of them with prejudice, with each side to bear its own costs and attorney’s fees. In addition, our company and Wright/McDowell agreed that they will effectuate the dismissal of an arbitration proceeding against the Nickolas Parties with prejudice, with each side to bear its own attorneys’ fees and costs;

7.	Mr. Nickolas surrendered all right, interest or claim to the shares of our common stock owned by WIN Investments, LLC and Lifewater Industries, LLC for no additional consideration;

8.

Mr. Nickolas acknowledged and agreed that the employment agreement between Mr. Nickolas and our company was terminated as of April 7, 2017 and no further amounts are owed to Mr. Nickolas under the employment agreement and we agreed to waive restrictive covenants set out in the employment agreement.

9.	We agreed to assume financial responsibility for the federal tax obligations in the total amount of $45,738.68 owed by Mr. Nickolas and certain outstanding invoice in the amount of $21,008.71;

10.

Mr. Nickolas acknowledged and agreed that 1,500,000 stock options with an exercise price of $0.52 issued to Mr. Nickolas on or about March 1, 2016 has expired and a total of 148,000 stock options issued to Mr. Nickolas before 2016 will automatically expire 90 days from October 6, 2017, the date Mr. Nickolas ceased being a director of our company;

11.

We agreed that Mr. Nickolas will have access to a reasonable amount of Alkaline88 water, not to exceed 30 cases at the time of pickup at our facility, for his personal consumption only at no cost while Mr. Nickolas is a direct stockholder of our company and Mr. Nickolas will be limited to an average of 20 cases per month for his personal consumption; and

12.	The parties also agreed to mutual release of claims.

Our company was named as a defendant in a lawsuit filed on April 6, 2017, by Douglas Horn in the Maricopa County, Arizona, Superior Court, styled as “Horn v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-005485. Mr. Horn sought damages arising out of the alleged breach of a written employment agreement between our company and Mr. Horn. Mr. Horn alleged that our company has failed to pay wages and to transfer stock allegedly owed to him under the terms of his employment agreement. Our company denied the allegations of the claims, and moved to dismiss pursuant to the terms of the employment agreement which require that all disputes be resolved by arbitration. In response, Mr. Horn filed a notice of dismissal of all claims in that court, without prejudice. On September 21, 2017, Mr. Horn filed a Demand for Arbitration with the American Arbitration Association, asserting the same claims. The claim has been assigned No. 01-17-0005-6474. Our company has responded, denying any liability to Mr. Horn. No date for arbitration has yet been set. Our company intends to defend the claim vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2017, we issued 514,583 shares of common stock to Turnstone Capital Inc. upon conversion of $500,000 in principal plus $14,583 in accrued interest under its loan facility agreement with our company. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

In consideration for services rendered and to be rendered to our company pursuant to a services agreement dated July 26, 2016, we issued a consultant 262,596 shares of our common stock on August 23, 2017. We issued these shares relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 14, 2017, Wright Investment Group LLC, an entity controlled by Richard A. Wright, our president, chief executive officer and director, advanced $200,000 to our company. On October 17, 2017, Wright Investment Group LLC advanced $400,000 to our company.

On November 14, 2017, we withdrew the Certificate of Designation establishing Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding immediately prior to the withdrawal.

Item 6. Exhibits.

Exhibit
Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14*	Certificate of Withdrawal of Certificate of Designation
3.15	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Stock Option Agreement dated October 9, 2013 with Steven P. Nickolas (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Stock Option Agreement dated October 9, 2013 with Richard A. Wright (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)

10.4	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.5	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.6	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.7	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.8

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.10	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.11	Stock Option Agreement dated May 12, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.12	Stock Option Agreement dated May 12, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2014)
10.13	Stock Option Agreement dated May 21, 2014 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.14	Stock Option Agreement dated May 21, 2014 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on May 23, 2014)
10.15	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.16	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.17	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.18	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.19	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.20	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.21	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.22	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.23	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.24	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.25	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.26	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.27	Stock Option Agreement dated February 18, 2015 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.28	Stock Option Agreement dated February 18, 2015 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 14, 2015)
10.29	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.30	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.31	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)

10.32	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.33	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.34	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.35	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on December 1, 2015)
10.36	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.37	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.38	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.39	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.40	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.41	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.42	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.43	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.44	Stock Option Agreement dated January 29, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.45	Stock Option Agreement dated January 29, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2016)
10.46	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.47	Form of Warrant Certificate (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.48	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.49	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.50	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.51	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on June 16, 2016)
10.52	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.53	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.54	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.55	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.56

Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)

10.57	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.58	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)

(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: November 20, 2017	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2017	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)