Form 10-Q
period 2017-12-31
ALKALINE WATER Co INC
filed 2018-02-20
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55096

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

14646 N. Kierland Blvd, Suite 255, Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

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

21,958,062 shares of common stock issued and outstanding as of February 20, 2018.

THE ALKALINE WATER COMPANY INC.
ORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2017
	(unaudited)	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$425,409	$603,805
Accounts receivable	1,211,375	1,419,281
Inventory	920,716	819,988
Prepaid expenses	235,791	307,247

Total current assets	2,793,291	3,150,321

Fixed assets - net	1,098,542	1,120,148

Total assets	$3,891,833	$4,270,469

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,159,089	$1,343,824
Accrued expenses	525,238	455,916
Advance by related party	1,000,000	-
Revolving financing	1,495,049	1,436,083
Current portion of capital leases	48,703	190,207
Derivative liability	3,407	3,407

Total current liabilities	4,231,486	3,429,437

Long-term Liabilities
Capitalized leases	-	8,006

Total long-term liabilities	-	8,006

Total liabilities	$4,231,486	$3,437,443

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series C issued 1,500,000, Series D issued 3,800,000 at December 31, 2017 and Series A issued 20,000,000, Series C issued 3,000,000 at March 31, 2017	5,300	23,000

Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 22,091,346 and 17,532,451 shares issued and outstanding at December 31, 2017 and March 31, 2017 respectively	22,090	17,531
Additional paid in capital	28,560,165	24,181,029
Accumulated deficit	(28,927,208)	(23,388,534)

Total stockholders' equity	(339,653)	833,026

Total liabilities and stockholders' equity	$3,891,833	$4,270,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Revenue	$3,816,661	$2,973,689	$13,838,383	$8,927,976

Cost of Goods Sold	2,091,258	1,664,459	7,797,081	5,351,284

Gross Profit	1,725,403	1,309,230	6,041,302	3,576,692

Operating expenses
Sales and marketing expenses	1,497,594	998,525	4,985,955	3,144,914
General and administrative	2,692,636	550,732	5,661,274	2,448,247
Depreciation	94,585	90,463	286,482	270,860

Total operating expenses	4,284,815	1,639,720	10,933,711	5,864,021

Total operating loss	(2,559,412)	(330,490)	(4,892,409)	(2,287,329)

Other income (expense)
Interest income	-	-	-	102
Interest expense	(98,280)	(83,738)	(349,765)	(296,382)
Amortization of debt discount and accretion	-	(85,525)	(295,000)	(211,808)
Change in derivative liability	-	1,379	-	7,736

Total other income (expense)	(98,280)	(167,884)	(644,765)	(500,352)

Net loss	$(2,657,692)	$(498,374)	$(5,537,174)	$(2,787,681)

EARNINGS PER SHARE (Basic)	$(0.12)	$(0.03)	$(0.28)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	21,508,050	15,604,623	19,757,832	15,391,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,537,174)	$(2,787,681)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	286,482	270,860
Stock compensation expense	3,554,912	319,125
Amortization of debt discount and accretion	295,000	226,436
Interest expense converted to equity	14,583	-
Interest expense relating to amortization of capital lease discount	60,089	77,257
Change in derivative liabilities	-	(7,736)
Changes in operating assets and liabilities:
Accounts receivable	207,906	76,613
Inventory	(100,728)	(378,733)
Prepaid expenses and other current assets	71,456	(87,910)
Accounts payable	(184,735)	106,136
Accrued expenses	69,322	123,914

NET CASH USED IN OPERATING ACTIVITIES	(1,262,887)	(2,061,719)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(264,876)	(168,831)
Equipment Deposits - related party	-	(104,619)

CASH USED IN INVESTING ACTIVITIES	(264,876)	(273,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	1,010,000
Proceeds from convertible note payable	500,000	-
Proceeds from revolving financing	58,966	56,747
Proceeds from sale of common stock, net	-	425,000
Proceeds from the exercise of warrants, net	-	300,000
Proceeds from advance by related party	1,000,000	-
Repayment of notes payable	-	(381,079)
Repayment of capital lease	(209,599)	(179,078)

CASH PROVIDED BY FINANCING ACTIVITIES	1,349,367	1,231,590

NET CHANGE IN CASH	(178,396)	(1,103,579)

CASH AT BEGINNING OF PERIOD	603,805	1,192,119

CASH AT END OF PERIOD	$425,409	$88,540

INTEREST PAID	$244,288	$83,738

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $425,409 and $603,805 in cash and cash equivalents at December 31, 2017 and March 31, 2017, respectively.

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

As of December 31, 2017 and March, 31 2017, inventory consisted of the following:

	December 31, 2017	March 31, 2017
Raw materials	$587,125	$587,688
Finished goods	333,501	232, 300
Total inventory	$920,716	$819,988

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

The Company has evaluated other recent accounting pronouncements through December 2017 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended December 31, 2017 of ($28,927,208). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	December 31, 2017	March 31, 2017
Machinery and Equipment	$1,200,293	$1,012,000
Machinery under Capital Lease	735,781	735,781
Machinery – Construction in progress	268,771	185,848
Office Equipment	29,300	79,681
Leasehold Improvements	-	3,979
Less: Accumulated Depreciation	(1,135,604)	(897,141)
Fixed Assets, net	$1,098,542	$1,120,148

Depreciation expense for the nine months ended December 31, 2017 and December 31 2016 was $286,482 and $270,860, respectively.

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

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability as of December 31, 2017 was $3,407.

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

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. In May, 2017, the company issued a total of 3,000,000 shares of our Series D Preferred Stock to our directors, officers, consultants and employees. In November, 2017, the company issued an additional 800,000 shares of our Series D Preferred Stock as follows: (a) 300,000 shares to Steve Nickolas pursuant to the Settlement Agreement detailed below; and (b) 500,000 shares to Richard A. Wright pursuant to the Exchange Agreement and stock option forfeitures detailed below. We issued these shares relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

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

Common Stock Issued to Insiders

On or about October 31, 2017, the Company issued Steve Nickolas 700,000 shares of common stock pursuant to the Settlement Agreement (see Note 8 – Related Party Transactions)..

On or about November 8, 2017, the Company issued Richard Wright 700,000 shares of common stock pursuant to the Exchange Agreement (see Note 8 – Related Party Transactions).

NOTE 7 – STOCK OPTIONS

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

On October 25, 2017, Richard Wright forfeited stock options to purchase a total of 148,000 shares of the Company’s common stock at prices ranging from $5.75 and $7.50.

On October 31, 2017, Steven Nickolas acknowledged and agreed that 1,500,000 stock options with an exercise price of $0.52 issued to Mr. Nickolas on or about March 1, 2016 has expired (See Note 8 – Related Party Transactions).

On November 8, 2017, Richard Wright forfeited stock options to purchase 1,500,000 shares of the Company’s common stock at $0.52 per share.

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

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On April 28, 2017, Mr. Wright and Mr. Guarino were each issued 1,000,000 shares each of the Series D Preferred Stock.

On October 25, 2017, Mr. Wright and the Company entered into a stock option forfeiture and general release agreement whereby Mr. Wright forfeited stock options to purchase 148,000 shares of the Company’s common stock.

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

On September 14, 2017, October 17, 2017 and November 22, 2017 Wright Investment Group LLC, an entity controlled by Richard A. Wright, chief executive officer, president and director, advanced $200,000, $400,000 and $400,000, respectively, to the Company for a total of $1,000,000 advanced.

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

During the year ended March 31, 2015 the Company agreed to lease specialized equipment used to make our alkaline water with a value of $735,781 under the above master lease agreement. The Company evaluated this lease under ASC 840-30 “Leases-Capital Leases” and concluded that the lease is a capital asset. As of December 31, 2017 the balance owed to Veterans Capital Fund, LLC under the lease is $48,703.

On December 31, 2017, the Company exercised its purchase option with Lessor to purchase all four pieces of equipment leased under the above referenced master lease agreement for a total of $160,000 (the “Purchase Payment”). The Purchase Payment bears interest of 12% per annum and is payable in twelve equal monthly installments of $14,934.00 each, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment due and payable on January 1, 2019.

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

NONE

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

Results of Operations

Our results of operations for the three months ended December 31, 2017 and December 31, 2016 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2017	2016
Revenue	$3,816,661	$2,973,689
Cost of goods sold	2,091,258	1,664,459
Gross profit	1,725,403	1,309,230

Net Loss (after operating expenses and other expenses)	(2,657,692)	(498,374)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2017 of $3,816,661 as compared to $2,973,689 for the three months ended December 31, 2016, an increase of 28% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of December 31, 2017, the product is now available in all 50 states at an estimated 34,000 retail locations. As of December 31, 2016, the product was available in all 50 states at an estimated 25,000 retail locations. This increase has occurred primarily through the addition of 5 of the top national grocery retailers as customers during the year ended March 31, 2017. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire’s, Publix, Shaw’s, Raley’s, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2017, we had cost of goods sold of $2,091,258, or 55% of revenue, as compared to cost of goods sold of $1,664,459 or 56% of revenue, for the three months ended December 31, 2016. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended December 31, 2017 and December 31, 2016 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2017	2016
Sales and marketing expenses	$1,497,594	$998,525
General and administrative expenses	2,692,636	550,732
Depreciation expenses	94,585	90,463
Total operating expenses	$4,284,815	$1,639,720

For the three months ended December 31, 2017, our total operating expenses were $4,284,815, as compared to $1,639,720 for the three months ended December 31, 2016.

For the three months ended December 31, 2017, the total included $1,497,594 of sales and marketing expenses and $2,692,636 of general and administrative expenses, consisting primarily of approximately $1,702,600 resulting stock compensation expense and $481,798 professional fees.

For the three months ended December 31, 2016 the total included $998,525 of sales and marketing expenses and $550,732 of general and administrative expenses, consisting primarily of approximately $195,899 of professional fees.

Our results of operations for the nine months ended December 31, 2017 and December 31, 2016 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2017	2016
Revenue	$13,838,383	$8,927,976
Cost of goods sold	7,797,081	5,351,284
Gross profit	6,041,302	3,576,692

Net Loss (after operating expenses and other expenses)	$(5,537,174)	$(2,787,681)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the nine months ended December 31, 2017 of $13,838,383 as compared to $8,927,976 for the nine months ended December 31, 2016, an increase of 55% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of December 31, 2017, the product is now available in all 50 states at an estimated 34,000 retail locations. As of December 31, 2016, the product was available in all 50 states at an estimated 25,000 retail locations. This increase has occurred primarily through the addition of 5 of the top national grocery retailers as customers during the year ended March 31, 2017. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire’s, Publix, Shaw’s, Raley’s, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the nine months ended December 31, 2017, we had cost of goods sold of $7,797,081, or 56% of revenue, as compared to cost of goods sold of $5,351,284 or 60% of revenue, for the nine months ended December 31, 2016. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the nine months ended December 31, 2017 and December 31, 2016 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2017	2016
Sales and marketing expenses	$4,985,955	$3,144,914
General and administrative expenses	5,660,612	2,448,247
Depreciation expenses	287,144	270,860
Total operating expenses	$10,933,711	$5,864,021

For the nine months ended December 31, 2017, our total operating expenses were $10,953,911, as compared to $5,864,021for the nine months ended December 31, 2016.

For the nine months ended December 31, 2017, the total included $4,985,955 of sales and marketing expenses and $5,660,612 of general and administrative expenses, consisting primarily of approximately $3,372,894 of stock and stock option compensation expense, and $1,054,146 of professional fees.

For the nine months ended December 31, 2016, the total included $3,144,914 of sales and marketing expenses and $2,448,247 of general and administrative expenses, consisting primarily of approximately $319,125 of stock and stock option compensation expense, and $766,132 of professional fees.

Liquidity and Capital Resources

Working Capital

	December 31, 2017	March 31, 2017
Current assets	$2,793,291	$3,150,321
Current liabilities	4,231,486	3,429,437
Working capital (deficiency)	$(1,438,195)	$(279,116)

Current Assets

Current assets as of December 31, 2017 and March 31, 2017 primarily relate to $425,409and $603,805 in cash, $1,211,375 and $1,419,281 in accounts receivable and $920,716 and $819,988 in inventory, respectively.

Current Liabilities

Current liabilities as of December 31, 2017 and March 31, 2017 primarily relate to $1,159,089 and $1,343,824 in accounts payable, revolving financing of $1,495,049 and $1,436,083, advance from related party of $1,000,000 and $-, accrued expenses of $525,238 and $455,916 and current portion of capital leases of $48,703 and $190,207 respectively.

Cash Flow

Our cash flows for the nine months ended December 31, 2017 and December 31, 2016 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2017	2016
Net Cash used in operating activities	$(1,262,887)	$(2,061,719)
Net Cash used in investing activities	(264,876)	(273,450)
Net Cash provided by financing activities	1,349,367	1,231,590
Net increase in cash and cash equivalents	$(178,396)	$(1,103,579)

Operating Activities

Net cash used in operating activities was $1,262,887 for the nine months ended December 31, 2017, as compared to $2,061,719 used in operating activities for the nine months ended December 31, 2016. The decrease in net cash used in operating activities was primarily due to reduction of accounts payable in the quarter ended December 31, 2017 compared to an increase of accounts payable in the quarter ended December 31, 2016.

Investing Activities

Net cash used in investing activities was $264,876 for the nine months ended December 31, 2017, as compared to $273,450 used in investing activities for the nine months ended December 31, 2016. The decrease in net cash used by investing activities was the result of a decrease of purchase of fixed assets and equipment deposits.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2017 was $1,349,367, as compared to $1,231,590 for the nine months ended December 31, 2016. The increase of net cash provided by financing activities was mainly attributable to repayment of notes payable.

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be up to approximately $1,720,000. We will require additional cash resources to, among other things, expand broker network, increase manufacturing capacity, expand retail distribution and add support staff. If our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our company was a nominal defendant in a lawsuit filed on April 6, 2017 by Steven P. Nickolas derivatively on behalf of our company against Richard A. Wright, David Guarino, and Aaron Keay (current directors of our company), and Daniel Lorey (current employee of our company) and our company’s former accounting firm, Seale & Beers, LLC. The lawsuit was pending in the Maricopa County, Arizona, Superior Court, “Steven P. Nickolas, derivatively on behalf of the Alkaline Water Company, v. Richard A. Wright, et al.” cause number CV2017-005488 (the “Derivative Action”). Mr. Nickolas alleged a range of conduct including breach of fiduciary and general duties owed to our company. Some of these allegations were first raised by Mr. Nickolas in August, 2016 and, at that time, our company appointed an independent director, Mr. Keay, to conduct an investigation of the allegations. Mr. Keay conducted the investigation and concluded that the claims were without merit. Though our company was a nominal defendant in this action, our company believes the claims in the action were baseless and denied the claims. This lawsuit against all of the parties, including our company as a nominal defendant, was dismissed with prejudice pursuant a Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, the Nickolas Family Trust, Water Engineering Solutions, LLC and Enhanced Beverages, LLC, companies and trust that are controlled or owned by Mr. Nickolas, and McDowell 78, LLC and Wright Investments Group, LLC, a company controlled or owned by Richard A. Wright.

Our company was named as a defendant in a lawsuit filed on April 6, 2017, by Douglas Horn in the Maricopa County, Arizona, Superior Court, styled as “Horn v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-005485. Mr. Horn sought damages arising out of the alleged breach of a written employment agreement between our company and Mr. Horn. Mr. Horn alleged that our company has failed to pay wages and to transfer stock allegedly owed to him under the terms of his employment agreement. Our company denied the allegations of the claims, and moved to dismiss pursuant to the terms of the employment agreement which require that all disputes be resolved by arbitration. In response, Mr. Horn filed a notice of dismissal of all claims in that court, without prejudice. On September 21, 2017, Mr. Horn filed a Demand for Arbitration with the American Arbitration Association, asserting the same claims. The claim has been assigned No. 01-17-0005-6474. Our company has responded, denying any liability to Mr. Horn. The arbitration has been set for a three day hearing on October 8 to 10, 2018. Our company intends to defend the claim vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 22, 2017, Wright Investment Group LLC, an entity controlled by Richard A. Wright, our president, chief executive officer and director, advanced $400,000 to our company.

Item 6. Exhibits.

Exhibit
Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated May 31, 2013 with Alkaline Water Corp. and its shareholders (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)

10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.21	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.24	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.27	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on December 1, 2015)
10.28	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)

10.29	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.30	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.31	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.35	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.36	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.37	Form of Warrant Certificate (incorporated by reference from our Registration Statement on Form S- 1/A, filed on February 8, 2016)
10.38	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.39	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.40	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.41	Form of Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8- K, filed on June 16, 2016)
10.42	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.43	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.44	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.45	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.46

Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)

10.47	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.48	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: February 20, 2018	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2018	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)