Form 10-K
period 2018-03-31
ALKALINE WATER Co INC
filed 2018-06-29
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

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
Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

17,542,062 shares of common stock at a price of $1.36 per share for an aggregate market value of $23,857,204.32.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of June 28, 2018, there were 30,989,727 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of applicable securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward- looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

•	lack of working capital;
•	inability to raise additional financing;
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

Unless otherwise indicated, all reference to “dollars”, “$”, “USD” or “US$” are to United States dollars and all reference to “CDN$” are to Canadian dollars.

Our financial statements are stated in United States Dollars ($ or US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” and “Alkaline” refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiary, Alkaline 88, LLC, unless otherwise specified.

Corporate Overview

Our company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes under the trade name Alkaline88®. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any chemicals. Our product also incorporates 84 trace minerals from Himalayan salt. Our product was designed to have a clean smooth taste using only purified water and the Himalayan salt. Consumers drink our water because of the taste profile and the perceived health benefits. We are now one of the largest (by sales volume) alkaline water companies in the United States.

Our company, The Alkaline Water Company Inc., was incorporated under the laws of the State of Nevada on June 6, 2011.

On February 20, 2013, The Alkaline Water Company Inc. entered into a non-binding letter of intent with Alkaline 88, LLC, a wholly-owned subsidiary of Alkaline Water Corp at the time., for the acquisition of all of the issued and outstanding securities of the capital of Alkaline 88, LLC. Further to this letter of intent, on May 31, 2013, The Alkaline Water Company Inc. entered into a share exchange agreement with Alkaline Water Corp. and all of its stockholders, and as a result of the closing of this agreement on the same date, Alkaline Water Corp. became a wholly-owned subsidiary of The Alkaline Water Company Inc. Consequently, after the closing of this agreement, we adopted the business of Alkaline Water Corp.’s wholly-owned operating subsidiary, Alkaline 88, LLC.

On March 3, 2018, Alkaline Water Corp. was merged into Alkaline 88, LLC with Alkaline88, LLC being the surviving entity. Accordingly, Alkaline88, LLC is currently the sole wholly-owned subsidiary of The Alkaline Water Company Inc.

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

The principal offices of our company are located at 14646 N. Kierland Blvd, Suite 255, Scottsdale, AZ 85254. Our telephone number is (480) 656-2423.

Operations

Alkaline 88, LLC, our operating subsidiary, operates primarily as a marketing, distribution, and manufacturing company. Alkaline 88, LLC has entered into co-packing agreements with six different bottling companies in Virginia, Georgia, California, Texas and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds $7,000,000 per month wholesale. Our branding is being coordinated through 602 Design, LLC and our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc. and Packaging Corporation of America.

Our product is currently at the expansion phase of its lifecycle. In March 2012, Alkaline 88, LLC did market research on the demand for a bulk alkaline product at the Natural Product Expo West in Anaheim, California. In January 2013, we began the formal launching of our product in Southern California and Arizona. Since then, we have begun to deliver product through approximately 40,000 retail outlets throughout the United States. We are presently in all 50 States and the District of Columbia, although over 50% of our current sales are concentrated in the Southwest and Texas. We have distribution agreements with large national distributors (e.g., UNFI, KeHe, and C&S), representing over 150,000 retail establishments. Our current stores include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Walmart, Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Stater Brothers, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in more than half of the top 75 (by sales) grocery retailers in the United States.

In April 2014, we entered into an exclusive territorial distribution agreement with Kalil Bottling Co. on a new single serve 700ml bottle with a sport cap. This exclusivity is in Arizona and other areas in the Southwestern United States. Kalil Bottling Co. is a direct to store distributor (DSD).

In order to continue our expansion, we anticipate that we will be required, in most cases, to continue to give promotional deals throughout 2018 and in subsequent years on a quarterly basis ranging from a 5%-20% discount similar to all other beverage company promotional programs. It has been our experience that most of the retailers have requested some type of promotional introductory program which has included either a $0.25 -$0.50 per unit discount on an initial order; a buy one get one free program; or a free-fill program which includes 1- 2 cases of free product per store location. Slotting has only been presented and negotiated in the larger national grocery chains and, in most cases, is offset by product sales.

Plan of Operations

In order for us to implement our business plan over the next twelve-month period, we have identified the following milestones that we expect to achieve:

  Expansion of Broker Network – We expect to continue to develop our working relationship with our national broker network. We continually meet, train, and go on sales call with our national broker network in order to take advantage of the momentum currently being created by their efforts. We anticipate a considerable amount of travel and ongoing expenses at an estimated cost during that time of $300,000.

  Increase Manufacturing Capacity – We expect to add one or two new co-packer facilities, strategically located to reduce freight costs and meet current volumes and future growth objectives.

  Expand Retail Distribution – We believe that by the end of fiscal year 2019, we will be in over 50,000 stores. The cost of this retail expansion is expected to be up to $2,000,000 during that time.

  Addition of Support Staff – In order to support expansion efforts and to continue the training and support of our broker network, we will need to hire approximately two more people on the corporate level, which will be hired for the specific purpose of supporting the broker, distributor and retailers and their logistical and accounting requirements. We continue to seek and interview candidates to fill our growing need for additional staffing. The additional cost of these new hires is expected to be approximately $200,000 in salary and benefits over the next twelve months.

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

  International Expansion – We expect to begin selling internationally over the next 12 months and have budgeted $160,000 towards our initial efforts.

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

Distribution Method for Our Product

Our distribution network is a broker-distributor-retailer network, whereby brokers represent our products to distributors and retailers. Our target retail markets are: (a) chain and independent health food stores; (b) grocery stores; (c) convenience stores; (d) drug stores; and (e) the mass retail market. We have recently gained broker representation through Advantage Solutions for the continued expansion into our target retail markets.

We have distribution agreements with large national distributors (UNFI, KeHe, CoreMark, and C&S), representing over 150,000 retail establishments. Our current retailers include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Walmart, Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Stater Brothers, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in more than half of the top 75 (by sale) grocery retailers in the United States.

Dependence on Few Customers

We have 3 major customers that together account for 51% (25%, 16% and 10%, respectively) of accounts receivable at March 31, 2018, and 3 customers that together account for 47% (25%, 12%, and 10%, respectively) of the total revenues earned for the year ended March 31, 2018.

There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Marketing

We intend to continue to market our product through our broker network and to avail ourselves to the promotional activities of other companies and competitors regarding the benefits of alkaline water. We anticipate that our initial marketing thrust will be to support the retailers and distribution network with point of sales displays and other marketing materials, strategically adding an extensive public relations program and other marketing as the markets dictate.

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

Our product will compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as Core Hydration, SoBe, Snapple, Arizona Ice Tea, Vitamin Water, Gatorade, and Powerade. We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power.

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-and-a half liter bottles. We currently offer our product in a three-liter bottle for a suggested retail price (SRP) of $3.99, one-gallon bottle for an SRP of $4.99, 1.5 -liter at an SRP of $2.49, 1 liter at an SRP of $1.99, 700 milliliter single serving at an SRP of $1.19, and a 500 milliliter at an SRP of $0.99.

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights. The trademark for Alkaline88® has been registered in the USA, Canada, Hong Kong, and has been applied for in China.

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

Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary and are constantly evolving. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States.

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

Employees

In addition to Richard A. Wright, who is our president, chief executive officer and director, and David A. Guarino, who is our chief financial officer, secretary, treasurer and director, we currently employ 11 full time employees and 1 part-time employee. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

We were incorporated in June 6, 2011, and we have only begun producing and distributing alkaline bottled water in 2013, and we have a limited operating history from which investors can evaluate our business. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit, has not been established and cannot be assured. For us to achieve success, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2018, we had an accumulated deficit of $30,077,314. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on the financial statements for the year ended March 31, 2018, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Because we are small and do not have much capital, we must limit our product development, marketing, and sales activities. As such, we may not be able to complete our production and business development program in a manner that is as thorough as we would like. We may not ever generate sufficient revenues to cover our operating and expansion costs and you may, therefore, lose your entire investment.

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

We compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: Core Hydration, SoBe; Snapple; Arizona Ice Tea; Vitamin Water; Gatorade; and Powerade.

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

The availability of non-commercial beverages, such as tap water, and machines capable of producing alkaline water at the consumer’s home or at store-fronts, could hurt our business, market share, and profitability.

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

We have 3 major customers that together account for 51% (25%, 16% and 10%, respectively) of accounts receivable at March 31, 2018, and 3 customers that together account for 47% (25%, 12%, and 10%, respectively) of the total revenues earned for the year ended March 31, 2018. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.

We have two vendors that accounted for 48% (35% and 13% respectively) of purchases for the year ended March 31, 2018. Like other companies in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products. Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

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

We and our bottlers will use water, 84 trace minerals from Himalayan salts, packaging materials for bottles such as plastic and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottlers’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our product and reduce sales.

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

We and our bottlers intend to offer our product in non-refillable, recyclable containers in the United States. Legal requirements have been enacted in various jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in the geographical regions in which we operate or intend to operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

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

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-gallon bottles. We currently offer our product in a one-gallon bottle for an SRP of $4.99, three-liter bottle for an SRP of $3.99, 1.5 liter at an SRP of $2.49, 1 liter at an SRP of $1.99, 700 milliliter single serving at an SRP of $1.19, and a 500 milliliter at an SRP of $0.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our product. We can provide no assurances that consumers will continue to purchase our product or that they will not prefer to purchase a competitive product.

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

We are highly dependent on our two executive officers, Richard A. Wright and David A. Guarino. We do not have “key person” life insurance policies for any of our officers The loss of management and industry expertise of any of our key executive officers could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

Our executive officers are not subject to supervision or review by an independent board.

Our board of directors consists of Richard A. Wright, David A. Guarino, Aaron Keay, and Bruce Leitch. The activities of our executive officers are not subject to the review of an independent board of directors.

Risk Related to Our Stock

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 30,989,727 shares of common stock are issued and outstanding, 1,500,000 shares of Series C Preferred Stock are issued and outstanding, and 3,800,000 shares of Series D Preferred Stock are issued and outstanding as of June 28, 2018. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTCQB or TSX Venture Exchange may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB operated by the OTC Markets Group and listed on the TSX Venture Exchange. Trading in stock quoted on the OTCQB or TSX Venture Exchange is often characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, trading of securities on the OTCQB or TSX Venture Exchange is often more sporadic than the trading of securities listed on a stock exchange like the NASDAQ, the NYSE or the Toronto Stock Exchange. Accordingly, stockholders may have difficulty reselling any of our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 14646 N. Kierland Blvd, Suite 255, Scottsdale, AZ 85254 with a size of 3,352 square feet leased from a third party through September, 2020 at the current rate of $7,611.83 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

We do not own any real estate or other property used in the operation of our current business.

ITEM 3. LEGAL PROCEEDINGS

Our company was named as a defendant in a lawsuit filed on April 6, 2017, by Douglas Horn in the Maricopa County, Arizona, Superior Court, styled as “Horn v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-005485. Mr. Horn sought damages arising out of the alleged breach of a written employment agreement between our company and Mr. Horn. Mr. Horn alleged that our company has failed to pay wages and to transfer stock allegedly owed to him under the terms of his employment agreement. Our company denied the allegations of the claims, and moved to dismiss pursuant to the terms of the employment agreement which require that all disputes be resolved by arbitration. In response, Mr. Horn filed a notice of dismissal of all claims in that court, without prejudice. On September 21, 2017, Mr. Horn filed a Demand for Arbitration with the American Arbitration Association, asserting the same claims. The claim has been assigned No. 01-17-0005-6474. Our company has responded, denying any liability to Mr. Horn and the matter is currently in the discovery phase. The arbitration has been set for a three day hearing on October 8 to 10, 2018. Our company intends to defend the claim vigorously.

Except as detailed above, we know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Except as detailed above, we know of no material proceedings in which any of our directors, officers or affiliates, or any owner of record or beneficially of more than five percent of our common stock, or any associate of any such director, officer, affiliate or stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group’s OTCQB under the trading symbol “WTER”. Our common stock has also been listed on the TSX Venture Exchange in Canada under the same trading symbol “WTER” since April 25, 2018. Trading in stocks quoted on the OTCQB or listed on the TSX Venture Exchange is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTCQB. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2018	$1.02	$0.91
December 31, 2017	$1.41	$1.02
September 30, 2017	$1.55	$1.24
June 30, 2017	$1.67	$1.08
March 31, 2017	$1.08	$1.08
December 31, 2016	$1.35	$0.95
September 30, 2016	$1.80	$1.23
June 30, 2016	$2.00	$1.38

On June 28, 2018, the closing price of our common stock as reported by the OTCQB was $2.106 per share and the closing price of our common stock as reported by the TSX Venture Exchange was CDN$2.92.

Transfer Agents

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760. The co-transfer agent for our common stock is TSX Trust Company, located at 650 West Georgia Street, Suite 2700, Vancouver, British Columbia V6B 4N9, Canada

Holders of Common Stock

As of June 28, 2018, there were approximately 63 holders of record of our common stock. As of such date 30,989,727 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2013 Equity Incentive Plan)(1)(2)	2,434,000	$1.086	Nil
Equity compensation plans not approved by security holders (2018 Stock Option Plan)(3)	Nil	N/A	2,737,612
Total	2,434,000	$1.086	2,737,612

(1)

Effective October 7, 2013, our board of directors adopted and approved our 2013 equity incentive plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended our 2013 equity incentive plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company’s business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 35,000,000 shares to 700,000 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 700,000 to 7,700,000. The plan enabled us to grant awards of a maximum of 7,700,000 shares of our stock and awards that may be granted under the plan included incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

(2)

Our 2013 equity incentive plan has been suspended in connection with our application to list our common stock on the TSX Venture Exchange, but the suspension does not affect any awards, including any stock options, already granted under the plan.

(3)

On April 25, 2018, our board of directors adopted the 2018 Stock Option Plan, pursuant to which we may grant stock options to acquire up to a total of 5,171,612 shares of our common stock, including any other shares of our common stock which may be issued pursuant to any other stock options granted by our company outside the plan. We adopted the plan in connection with our application to list our common stock on the TSX Venture Exchange. The purpose of the plan is to retain the services of valued key employees and consultants of our company and such other persons as our board of directors selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by our board of directors.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

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

Overview

We offer retail consumers bottled alkaline water in 1-gallon, 3-liter, 1.5 -liter, 1-liter, 700-milliliter and 500-milliliter sizes under the trade name Alkaline88®. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any chemicals. Our product also incorporates 84 trace minerals from Himalayan salts.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2018, we had an accumulated deficit of $30,077,314. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

In its report on our financial statements for the year ended March 31, 2018, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Years Ended March 31, 2018 and March 31, 2017

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2018 and March 31, 2017 which are included herein:

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017
Revenue	$19,812,199	$12,763,630
Cost of goods sold	11,687,017	7,350,394
Gross profit	8,125,182	5,413,236
Net Loss (after operating expenses and other expenses)	(6,687,280)	(3,454,600)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2018 of $19,812,199 as compared to $12,763,630 for the year ended March 31, 2017, an increase of 55%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of March 31, 2018, the product is now available in all 50 states at over 40,000 retail locations. As of March 31, 2017, the product was available in all 50 states at over 31,000 retail locations. This increase has occurred primarily through the addition of a number of top national and regional grocery retailers as customer during the year ended March 31, 2018. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, Food Lion, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2018, we had cost of goods sold of $11,687,017, or 59% of net sales, as compared to cost of goods sold of $7,350,394, or 57.6% of net sales, for the year ended March 31, 2017. The increase in cost of goods sold as a percentage of net sales compared to the same period last year was due to increased raw material cost and associated freight as a result of our east coast expansion.

Expenses

Our operating expenses for the years ended March 31, 2018 and March 31, 2017 are as follows:

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017
Sales and marketing expenses	$7,211,399	$4,428,572
General and administrative expenses	6,425,069	3,164,101
Depreciation expenses	418,777	359,556
Total operating expenses	$14,055,245	$7,952,229

During the year ended March 31, 2018, our total operating expenses were $14,055,245, as compared to $7,952,229 for the year ended March 31, 2017. For the year ended March 31, 2018, the total included $7,211,399 of sales and marketing expenses and $6,425,069 of general and administrative expenses, consisting primarily of $1,255,183 of professional fees and $3,385,340 in stock compensation expense. Our stock compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees, board members, and key consultants to develop our business.

For the year ended March 31, 2017, the total included $4,428,572 of sales and marketing expenses and $3,164,101 of general and administrative expenses, consisting primarily of approximately $1,107,577 in stock compensation expense and $379,125 of professional fees. Our stock compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the year ended March 31, 2017.

Liquidity and Capital Resources

Working Capital

	At March 31, 2018	At March 31, 2017
Current assets	$4,886,491	$3,150,321
Current liabilities	5,595,885	3,429,437
Working capital (deficiency)	$(709,394)	$(279,116)

Current Assets

Current assets as of March 31, 2018 and March 31, 2017 primarily relate to $988,905 and $603,805 in cash, $2,599,095 and $1,419,281 in accounts receivable and $1,002,020 and $819,988 in inventory, respectively.

Current Liabilities

Current liabilities as of March 31, 2018 and March 31, 2017 primarily relate to $2,052,988 and $1,343,824 in accounts payable, revolving financing of $2,592,015 and $1,436,083, accrued expenses of $819,011 and $455,916, and current portion of capital leases of $-0- and $190,207, respectively.

Cash Flow

Our cash flows for the years ended March 31, 2018 and March 31, 2017 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2018	2017
Net Cash used in operating activities	$(2,625,849)	$(2,554,253)
Net Cash used in investing activities	(317,855)	(253,170)
Net Cash provided by financing activities	3,328,804	2,219,109
Net (decrease) increase in cash and cash equivalents	$385,100	$(588,314)

Operating Activities

Net cash used in operating activities was $2,625,849 for the year ended March 31, 2018, as compared to $2,554,253 used in operating activities for the year ended March 31, 2017. The increase in net cash used was primarily due to the change in cash used for accounts receivable of ($1,179,814) for the year ended March 31, 2018 compared to ($507,891) for the year ended March 31, 2017.

Investing Activities

Net cash used in investing activities was $317,855 for the year ended March 31, 2018, as compared to $253,170 used in investing activities for the year ended March 31, 2017. The increase net cash used by investing activities was from increased purchases of production equipment.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2018 was $3,328,804, as compared to $2,219,109 for the year ended March 31, 2017. The increase of net cash provided by financing activities was mainly attributable to an exercise of warrants of $1,950,000 in the year ended March 31, 2018 compared to $300,000 in the year ended March 31, 2017.

Subsequent Financing Activities

On May 25 and 30, 2018, we completed private placements of an aggregate of 5,131,665 units of our securities at a price of $0.75 per unit for aggregate gross proceeds of $3,848,748.75. Each unit consisted of one share of our common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.90 per share for a period of two years.

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

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Alkaline Water Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Alkaline Water Company Inc. (the “Company”) as of March 31, 2018 and March 31, 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and March 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at March 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2013
Las Vegas, Nevada
June 29, 2018

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS

Current assets
Cash and cash equivalents	$988,905	$603,805
Accounts receivable	2,599,095	1,419,281
Inventory	1,002,020	819,988
Prepaid expenses	296,471	307,247

Total current assets	4,886,491	3,150,321

Fixed assets - net	1,169,635	1,120,148

Total assets	$6,056,126	$4,270,469

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,052,988	$1,343,824
Accrued expenses	819,011	455,916
Revolving financing	2,592,015	1,436,083
Loans payable	131,583	-
Current portion of capital leases	-	190,207
Derivative liability	288	3,407

Total current liabilities	5,595,885	3,429,437

Long-term Liabilities
Capitalized leases	-	8,006

Total long-term liabilities	-	8,006

Total liabilities	$5,595,885	$3,437,443

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series C issued 1,500,000 and Series D issued 3,800,000 at March 31, 2018 and Series A issued 20,000,000 Series C issued 3,000,000 at March 31, 2017	5,300	23,000
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 25,991,346 and 17,532,451shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively	25,990	17,531
Additional paid in capital	30,506,265	24,181,029
Accumulated deficit	(30,077,314)	(23,388,534)

Total stockholders' equity	460,241	833,026

Total liabilities and stockholders' equity	$6,056,126	$4,270,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	March 31, 2018	March 31, 2017

Revenue	$19,812,199	$12,763,630

Cost of Goods Sold	11,687,017	7,350,394

Gross Profit	8,125,182	5,413,236

Operating expenses
Sales and marketing expenses	7,211,399	4,428,572
General and administrative	6,425,069	3,164,101
Depreciation	418,777	359,556

Total operating expenses	14,055,245	7,952,229

Total operating loss	(5,930,063)	(2,538,993)

Other income (expense)
Interest income	-	103
Interest expense	(465,336)	(367,115)
Amortization of debt discount and accretion	(295,000)	(556,331)
Change in derivative liability	3,119	7,736

Total other income (expense)	(757,217)	(915,607)

Net loss	$(6,687,280)	$(3,454,600)

EARNINGS PER SHARE (Basic)	$(0.33)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	20,643,082	15,550,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-in	Deficit
	Number	Par Value	Number	Par Value	Capital	Accumulated	Total

Balance, March 31, 2016	23,000,000	$23,000	14,568,970	$14,568	$21,423,247	$(19,933,934)	1,526,881

Shares issued for cash private placement			425,000	425	424,575		425,000

Shares issued in connection with note payable			1,240,000	1,240	1,698,380		1,699,620

Shares issued to contractors			251,220	251	378,874		379,125

Warrant exercises			814,518	814	299,185		299,999

Stock Options issued to employees			249,887	250	(250)		-

Stock Repurchase			(17,144)	(17)	(42,982)		(42,999)

Net (loss)						(3,454,600)	(3,454,600)

Balance, March 31, 2017	23,000,000	$23,000	17,532,451	$17,531	$24,181,029	$(23,388,534)	833,026

Retirement of Preferred A stock	(20,000,000)	(20,000)	-	-	-		(20,000)

Conversion of Preferred C stock to common stock	(1,500,000)	(1,500)	1,500,000	1,500	-	(1,500)	(1,500)

Issuance of Preferred D stock	3,000,000	3,000					3,000

Settlement with related parties (See Note 8)	800,000	800	1,400,000	1,400	1,718,795		1,720,995

Beneficial conversion feature on convertible note			-	-	295,000		295,000

Conversion of note payable to common stock			514,853	515	514,068		514,583

Shares issued to contractors			1,023,024	1,023	1,301,792		1,302,815

Warrant exercises			3,900,000	3,900	1,946,100		1,950,000

Stock Options issued to employees			-	-	549,602		549,602

Stock Option exercises			121,018	121	(121)		-

Net (loss)						(6,687,280)	(6,687,280)

Balance, March 31, 2018	5,300,000	$5,300	25,991,346	$25,990	$30,506,265	$(30,077,314)	$460,241

See Accompanying Notes to Consolidated Financial Statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,687,280)	$(3,454,600)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	418,777	359,556
Stock compensation expense	3,554,912	379,125
Amortization of debt discount and accretion	295,000	556,330
Interest expense converted to equity	14,583	-
Interest expense relating to amortization of capital lease discount	60,089	103,009
Change in derivative liabilities	(3,119)	(7,736)
Changes in operating assets and liabilities:
Accounts receivable	(1,179,814)	(507,891)
Inventory	(182,032)	(385,280)
Prepaid expenses and other current assets	10,776	(296,441)
Accounts payable	709,164	496,372
Accrued expenses	363,095	203,303

NET CASH USED IN OPERATING ACTIVITIES	(2,625,849)	(2,554,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(317,855)	(253,170)

CASH USED IN INVESTING ACTIVITIES	(317,855)	(253,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	500,000	1,260,000
Proceeds from revolving financing	1,155,932	960,810
Proceeds from sale of common stock, net	-	425,000
Proceeds for the exercise of warrants, net	1,950,000	300,000
Repayment of loan payable	(18,826)	-
Repayment of notes payable	-	(440,078)
Repayment of capital lease	(258,302)	(243,623)
Repurchase of common stock	-	(43,000)

CASH PROVIDED BY FINANCING ACTIVITIES	3,328,804	2,219,109

NET CHANGE IN CASH	385,100	(588,314)

CASH AT BEGINNING OF PERIOD	603,805	1,192,119

CASH AT END OF PERIOD	$988,905	$603,805

INTEREST PAID	$324,260	$367,115

NON-CASH INVESTING AND FINANCING TRANSACTION
Conversion of note payable to common shares	$514,602

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

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation)and its wholly owned subsidiary, Alkaline 88, LLC (an Arizona Limited Liability Company).

All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc. (a Nevada Corporation) and Alkaline 88, LLC (an Arizona Limited Liability Company) will be collectively referred herein to as the “Company”. Any reference herein to “The Alkaline Water Company Inc.”, the “Company”, “we”, “our” or “us” is intended to mean The Alkaline Water Company Inc., including the subsidiary indicated above, unless otherwise indicated.

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

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and nonassessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $988,905 and $603,805 in cash and cash equivalents at March 31, 2018 and 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2018 and 2017:

	2018	2017
Trade receivables, net	$2,639,095	$1,419,281
Less: Allowance for doubtful accounts	(40,000)	(-0-)
Net accounts receivable	$2,599,095	$1,419,281

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents raw materials and finished goods valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of March 31, 2018 and 2017, inventory consisted of the following:

	2018	2017
Raw materials	$766,556	$587,688
Finished goods	235,464	232,300
Total inventory	$1,002,020	$819,988

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with Accounting Standards Codification (“ASC”) 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the consideration received or the fair value of the equity instruments issued and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2018 and 2017 were $479,524 and $367,456 respectively

Revenue Recognition

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

Concentration Risks

We have 3 major customers that together account for 51% (25%, 16% and 10%, respectively) of accounts receivable at March 31, 2018, and 3 customers that together account for 47% (25%, 12%, and 10%, respectively) of the total revenues earned for the year ended March 31, 2018.The Company has 2 vendors that accounted for 48% (35% and 13% respectively) of purchases for the year ended March 31, 2018.

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

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance ASC 260– 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Business Segments

The Company operates on one segment in one geographic location - the United States of America and; therefore, segment information is not presented.

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

The Company incurred no environmental expenses during the years ended March 31, 2018 and 2017, respectively.

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

The Company has evaluated other recent accounting pronouncements through June 2018 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2018 of ($30,077,314). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2018	March 31, 2017
Machinery and Equipment	$2,096,074	$1,012,000
Machinery – Construction in Progress	312,160	185,848
Machinery under Capital Lease	-0-	735,781
Office Equipment	29,300	79,681
Leasehold Improvements	-0-	3,979
Less: Accumulated Depreciation	(1,267,899)	(897,141)
Fixed Assets, net	$1,169,635	$1,120,148

Depreciation expense for the years ended March 31, 2018 and 2017 was $418,777 and $359,556, respectively.

On February 1, 2018, we exercised our purchase option to purchase four alkaline generating electrolysis system machines leased under the master lease agreement entered into on October 22, 2014, as amended on February 25, 2015 with Veterans Capital Fund, LLC for a total of $160,000. The purchase price bears interest of 12% per annum and is payable in eleven equal monthly installments of $14,934.00 each and one final installment of $4,040.41, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment due and payable on January 1, 2019.

The Company paid for equipment to Water Engineering Solutions, LLC, a related party, $-0- and $104,619 for the years ended March 31, 2018 and March 31, 2017. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former president and chief executive officer, Steven P. Nickolas, and our current president and chief executive officer, Richard A. Wright. The Company no longer has any business relationship with Water Engineering Solutions, LLC and has not engaged in any business with Water Engineering Solutions, LLC, for the entirety of fiscal year 2018.

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

Under the terms of the Credit Agreement, the Lender has agreed to make cash advances to the Company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $4 million (the “Revolving Loan Commitment Amount”) and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves, and is subject to certain customer specific requirements).

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

On February 13, 2018, the Lender agreed to provide the Company a $400,000 Temporary Over Advance (“TOA”) under the Credit Facility Agreement. The TOA is to be repaid as follows: (i) the Company shall make five (5) weekly principal payments on the TOA each in the amount of $20,000 commencing on April 23, 2018 and on the first Business Day of each calendar week thereafter through and including May 21, 2018, (ii) the Company shall make ten (10) weekly principle payments on the TOA, each in the amount of $30,000, commencing on May 28, 2018 and on the first Business Day of each calendar week thereafter through and including July 30, 2018 and (iii) repay the remaining principal balance on the TOA, if any, in full on or prior to July 30, 2018.

On February 14, 2018, David A. Guarino entered into a Guarantee Agreement (the “Guarantee”) with the Lender in order for the Lender to agree to provide the Company the $400,000 TOA under the Credit Agreement. Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA only, under the Credit Agreement, with the Lender.

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

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability as of March 31, 2018 was $288.

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

Effective March 31, 2016, the Company issued a total of 3,000,000 shares of our Series C Preferred Stock to Steven Nickolas and Richard Wright (1,500,000 shares to each), pursuant to their employment agreements dated effective March 1, 2016. Mr. Nickolas converted his 1,500,000 shares of Series C Preferred Stock to Common Stock on July 11, 2017. Mr. Wright continues to hold his 1,500,000 shares of Series C Preferred Stock.

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and nonassessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. In May, 2017, the company issued a total of 3,000,000 shares of our Series D Preferred Stock to our directors, officers, consultants and employees. In November, 2017, the company issued an additional 800,000 shares of our Series D Preferred Stock as follows: (a) 300,000 shares to Steve Nickolas pursuant to the Settlement Agreement detailed below; and (b) 500,000 shares to Richard A. Wright pursuant to the Exchange Agreement and stock option forfeitures detailed below. We issued these shares relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Common Stock

Upon incorporation in 2011, the Company was authorized to issue 75,000,000 shares of $0.001 par value common stock. On May 31, 2013, the Company effected a 15-for-1 forward stock split of our $0.001 par value common stock. All shares and per share amounts have been retroactively restated to reflect such split. Prior to the acquisition of Alkaline Water Corp., the Company had 109,500,000 shares of common stock issued and outstanding. On May 31, 2013, the Company issued 43,000,000 shares in exchange for a 100% interest in Alkaline Water Corp. For accounting purposes, the acquisition of Alkaline Water Corp. by The Alkaline Water Company Inc. has been recorded as a reverse acquisition of a company and recapitalization of Alkaline Water Corp. based on the factors demonstrating that Alkaline Water Corp. represents the accounting acquirer. Consequently, after the closing of this agreement the Company adopted the business of Alkaline Water Corp.’s wholly-owned subsidiary, Alkaline 88, LLC. As part of the acquisition, the former management of the Company agreed to cancel 75,000,000 shares of common stock.

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

Common Stock Issued for Services

In the year ended March 31, 2018, the company issued 262,596 shares of restricted common stock to consultants for services rendered that were valued at $333,897. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

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

As of March 31, 2017, pursuant to a Note Exchange Agreement, we issued an aggregate of 210,000 shares of our common stock upon exchange of the applicable Notes. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933.

As of March 31, 2017, pursuant to a Warrant Exchange Agreement, we issued an aggregate of 25,716 shares of our common stock upon exchange of the applicable Warrants. In issuing these shares, we relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933.

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

On March 1, 2018, pursuant to Warrant Amendment Agreements dated February 22, 2018 with 16 holders (the “Holders”) of our common stock purchase warrants (the “existing warrants”), we issued an aggregate of 3,900,000 shares of our common stock upon exercise of the Existing Warrants at an exercise price of $0.50 per share for aggregate gross proceeds of $1,950,000. The Existing Warrants were issued by us as part of an offering that closed on March 4, 2016 and were included in our registration statement on Form S-1 (File No. 333-209124). In addition, pursuant to the Warrant Amendment Agreements, we issued new common stock purchase warrants of our company (the “New Warrants”) in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that (i) the exercise price of the New Warrants is $0.60 per share, subject to adjustment in the New Warrants, (ii) the expiry date of the New Warrants is September 1, 2019 and (iii) the New Warrants are non-transferable.

For the years ended March 31, 2018 and March 31, 2017 the Company has recognized compensation expense of $549,602 and $0 respectively, on the stock options granted that vested. The fair value of the unvested shares is $0 as of March, 2018. The aggregate intrinsic value of these options was $0 at March 31, 2017. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2016	4,653,400	$0.92	8.2
Granted	-	-	7.8
Exercised	(485,000)	0.52	-
Expired/Forfeited	(192,000)	0.52	-
Outstanding at March 31, 2017	4,145,800	0.92	7.7
Granted	1,790,000	1.29	9.1
Exercised	(181,000)	0.52	9.7
Expired/Forfeited	3,320,800	0.55	6.9
Outstanding at March 31, 2018	2,434,000	1.09	8.0
Exercisable at March 31, 2018	1,105,900	0.84	8.4

Warrants

The following is a summary of the status of all of our warrants as of March 31, 2018 and changes during the period ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2016	4,988,116	$1.39
Granted	-	-
Exercised	(600,000)	0.50
Cancelled or Expired	(195,200)	1.50
Outstanding at March 31, 2017	4,192,916	0.79
Granted	3,900,000	0.50
Exercised	(3,900,000)	0.50
Cancelled or Expired	(162,858)	4.71
Outstanding at March 31, 2018	4,030,059	0.79
Warrants exercisable at March 31, 2018	3,900,000	0.60

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2018:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE

	Number of	Weighted-Average
	Warrants	Remaining Contractual
Exercise Price	Outstanding	Life in Years
$27.50	2,326	0.8
9.375	19,067	2.1
7.50	6,667	1.7
5.00	102,000	0.8
0.60	3,900,000	1.4

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for a secured lease line of credit financing in an amount not to exceed $600,000. The lease was secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our current President, Chief Executive Officer, director, and major stockholder, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. The three leases under the master lease agreement were structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 72,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $6.25 per share for a period of five years.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC for an increase in the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by a new fourth alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our current President, Chief Executive Officer, director, and major stock holder, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. Any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for 72,000 and issue a warrant to purchase 102,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $5.00 per share for a period of five years. 18,000 shares vested on October 22, 2014, 13,316 shares on October 28, 2014, 13,606 shares on December 22, 2014, 6,945 shares on February 3, 2015 and 15,799 shares on March 5, 2015. The remaining 18,105 shares will vest on a pro rata basis according to any amounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draw on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

The fair value of the warrants granted during the year ended March 31, 2018 was estimated at the date of agreement using the Black- Scholes option-pricing model and a level 3 valuation measure, with the following assumptions:

Market value of stock on purchase date	$3.75	to	$7.10
Risk-free interest rate	.26%	to	1.42%
Dividend yield		0.00%
Volatility factor	116%	to	161%
Weighted average expected life (years)		2

NOTE 8 – RELATED PARTY TRANSACTIONS

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven A. Nickolas, former Chairman and CEO as of April 7, 2017, and Richard A. Wright (10,000,000 shares to each), in consideration for the past services, at a deemed value of $0.001 per share. We valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the year ended March 31, 2014. On October 30, 2018, Steven Nickolas forfeited his 10,000,000 shares of our Series A Preferred Stock pursuant to the Settlement Agreement detailed below. On November 8, 2018, Richard A. Wright forfeited his 10,000,000 shares of our Series A Preferred Stock pursuant to the Exchange Agreement as detailed below.

Effective March 31, 2016, the Company issued a total of 3,000,000 shares of our Series C Preferred Stock to Steven P. Nickolas and Richard A. Wright (1,500,000 shares to each), our directors and executive officers, pursuant to their employment agreements dated effective March 1, 2016. Mr. Nickolas converted his 1,500,000 shares of Series C Preferred Stock to Common Stock on August 17, 2017. Mr. Wright continues to hold his 1,500,000 shares of Series C Preferred Stock.

On April 7, 2017, our board of directors appointed Richard A. Wright as president of our company. On April 28, 2017, Mr. Wright resigned as the secretary and treasurer of our company and he was appointed as the chief executive officer of our company.

On April 28, 2017, our board of directors appointed David A. Guarino as chief financial officer, treasurer, secretary president of our company.

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

On September 14, 2017, October 17, 2017 and November 22, 2017 Wright Investment Group LLC, an entity controlled by Richard A. Wright, chief executive officer, president and director, advanced $200,000, $400,000 and $400,000, respectively, to the Company for a total of $1,000,000 advanced. The $1,000,000 in advancements were repaid to Wright Investment Group, LLC on March 2, 2018.

On February 14, 2018, David A. Guarino entered into a Guarantee Agreement (the “Guarantee”) with CNH Specialty Finance (the “Lender”) in order for the Lender to agree to provide the Company a $400,000 Temporary Over Advance (“TOA”) under the Credit Facility Agreement (the “Credit Agreement”). Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA only, under the Credit Agreement, with the Lender.

Employment Agreement with Steven P. Nickolas

On March 30, 2016, the Company entered into an employment agreement dated effective March 1, 2016 with Steven P. Nickolas, our former president, chief executive officer and director, pursuant to which Mr. Nickolas agreed to perform such duties as are regularly and customarily performed by the president and chief executive officer of a corporation, and any other duties consistent with Mr. Nickolas’s position in our company. Pursuant to the terms of the employment agreement, the Company have agreed to (i) pay Mr. Nickolas $15,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Nickolas 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). The Company also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Nickolas; and (iii) the termination of the employment agreement for any reason.

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

Employment Agreement with Richard A. Wright

On March 30, 2016, the Company entered into an employment agreement dated effective March 1, 2016 with Richard A. Wright, our vice- president, secretary, treasurer and director, pursuant to which Mr. Wright agreed to perform such duties as are regularly and customarily performed by the vice president, secretary and treasurer of a corporation, and any other duties consistent with Mr. Wright’s position in our company. Pursuant to the terms of the employment agreement, the Company have agreed to (i) pay Mr. Wright $14,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Wright 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). The Company also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Wright; and (iii) the termination of the employment agreement for any reason.

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

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at March 31, 2018:

	2018	2017
Deferred income tax assets:	$3,360,000	$3,850,000
Valuation allowance	(3,360,000)	(3,850,000)
Net total	$-	$-

At March 31, 2018, the Company had net operating loss carryforwards of approximately $14,000,000 and net operating loss carryforwards expire in 2023 through 2037. The current year’s net operating loss will carryforward indefinitely.

The valuation allowance was decreased by $490,000 during the year ended March 31, 2018 as a result of the reduction of U.S. tax rate to 21%. The current income tax benefit of ($490,000) and $1,750,000 generated for the years ended March 31, 2018 and 2017, respectively, was offset by an equal decreased in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2018, the Company has no unrecognized uncertain tax positions, including interest and penalties

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has long-term leases for its office, warehouse, and office equipment under cancelable operating leases from April 1, 2016 through December 26, 2020. At March 31, 2018, future minimum contractual obligations were as follows:

FACILITIES

Year ending March 31, 2019	$138,338
Year ending March 31, 2020	117,578
Year ending March 31, 2021	71,021
Total Minimum Lease Payments:	$326,937

On April 1, 2016, the Company entered into an 18-month lease agreement for certain warehouse space requiring a monthly payment of $1,125. On September 12, 2017, the Company extended the lease until March 31, 2020, requiring a monthly rent payment of $1,187.50 for the period October 1, 2017 to September 30, 2018 and a monthly rent payment of $1,250.00 for the period October 1, 2018 to March 31, 2020.

On December 1, 2016, the Company entered into a 16-month lease agreement for certain warehouse space requiring a monthly payment of $2,250. On May 7, 2018, the Company extended the lease until March 30, 2019, requiring a monthly payment of $2,375 for the period June 1, 2018 to March 31, 2019.

On September 26, 2017, the Company entered into a 39-month lease agreement for its corporate headquarters in Scottsdale, Arizona requiring a monthly payment of $7,611.83, with a monthly lease increase to $7,751.83 per month in months 15-26 of the lease and to $7,981.17 per month in the months 27-38 of the lease. The Company shall have the option to extend this lease for one (1) additional three (3) year term for increased monthly rent.

NOTE 11 – CAPITAL LEASE

On October 22, 2014, the Company entered into a master lease agreement with Veterans Capital Fund, LLC (the “Lessor”) for a secured lease line of credit financing in an amount not to exceed $600,000. The lease was secured by three new alkaline generating electrolysis system machines. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our current President, Chief Executive Officer, director, and major stockholder, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. The three leases under the master lease agreement were structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company also entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to issue a warrant to purchase 72,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $6.25 per share for a period of five years.

On February 25, 2015, the Company amended the master lease agreement with Veterans Capital Fund, LLC to increase the secured lease line of credit financing to an amount not to exceed $800,000. The lease was secured by a new fourth alkaline generating electrolysis system machine. Our wholly-owned subsidiary, Alkaline 88, LLC, and Water Engineering Solutions, LLC acted as co-lessees. Water Engineering Solutions, LLC is an entity that is controlled and owned by our former President, Chief Executive Officer, director and major stockholder, Steven P. Nickolas, and our current President, Chief Executive Officer, director, and major stock holder, Richard A. Wright. Pursuant to the master lease agreement, the Lessor agreed to lease to us the equipment described in any equipment schedule signed by us and approved by the Lessor. Any lease under the master lease agreement will be structured for a three-year lease term with fixed monthly lease rental payments based on a monthly lease rate factor of 3.4667% of the Lessor’s capital cost. In connection with the entering into the master lease agreement, the Company entered into a warrant agreement with the Lessor, pursuant to which the Company agreed to cancel the previous issued warrant for 72,000 and issue a warrant to purchase 102,000 shares of our common stock to the Lessor and/or its affiliates at an exercise price of $5.00 per share for a period of five years. 18,000 shares vested on October 22, 2014, 13,316 shares on October 28, 2014, 13,606 shares on December 22, 2014, 6,945 shares on February 3, 2015 and 15,799 shares on March 5, 2015. The remaining 18,105 shares will vest on a pro rata basis according to any amounts the Lessor funds pursuant to any lease schedules under the master lease agreement, provided that if we draw on 90% or more of the total lease line under the master lease agreement, then all such shares will be deemed to be vested. The Company recorded the bifurcated value of $309,028 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

During the year ended March 31, 2015 the Company agreed to lease the four pieces of specialized equipment used to make our alkaline water with a value of $735,781 under the above Master Lease agreement. The Company evaluated this lease under ASC 840-30 “Leases- Capital Leases” and concluded that these lease where a capital asset.

NOTE 12 – LOANS PAYABLE

On December 31, 2017, the Company exercised its purchase option with Lessor to purchase all four pieces of equipment leased under the above referenced master lease agreement for a total of $160,000 (the “Purchase Payment”). The Purchase Payment bears interest of 12% per annum and is payable in eleven equal monthly installments of $14,934.00 each and one final installment of $4,040.41, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment due and payable on January 1, 2019.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

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

On September 29, 2017, Turnstone Capital Inc. converted the $500,000 plus accrued interest of 14,583 to 514,583 common shares for services provides.

During the year ended March, 31 2017, the Company entered into a promissory notes totaling $360,000 of which $50,000 was repaid and the remaining amount of $310,000 was converted into equity on March 31, 2016.

During the year ended March 31, 2017, the Company entered into promissory notes totaling $260,000 of which $50,000 was repaid and the remaining amount of $210,000 was converted into equity on March 31, 2017.

On March 31, 2016, the Company entered into a promissory and warrant exchange agreement (the “March Exchange Agreement”) with six holders of our promissory notes (each, a “Note”) in the aggregate principal amount of $310,000 and warrants (each, a “March Warrant”) to purchase an aggregate of 88,563 shares of our common stock, whereby the Company exchanged the holders’ Notes and March Warrants, for no additional consideration, for an aggregate of 551,246 shares of our common stock (the “March Exchange”), and following the March Exchange, the Notes and March Warrants were automatically cancelled and terminated and the holders have no further rights pursuant to the Notes, March Warrants and any agreement or instrument pursuant to which such Notes or March Warrants were issued.

NOTE 14 – SUBSEQUENT EVENTS

On April 25, 2018, the Company’s common shares were listed and began trading on the TSX Venture Exchange under the symbol “WTER”.

On April 25, 2018, our board of directors adopted the 2018 Stock Option Plan, pursuant to which we may grant stock options to acquire up to a total of 5,171,612 shares of our common stock, including any other shares of our common stock which may be issued pursuant to any other stock options granted by our company outside the plan. We adopted the plan in connection with our application to list our common stock on the TSX Venture Exchange. Effective April 25, 2018, the Company suspended 2013 Equity Incentive Plan in order to comply with policies of the TSX Venture Exchange.

On May 25 and 30, 2018, we completed private placements of an aggregate of 5,131,665 units of our securities at a price of US$0.75 per unit for aggregate gross proceeds of US$3,848,748.75. Each unit consisted of one share of our common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to acquire one additional share of our common stock at a price of US$0.90 per share for a period of two years.

Of the 5,131,665 units we issued: (i) 906,666 units were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended to four investors who were “accredited investors” within the respective meanings ascribed to that term in Regulation D promulgated under the Securities Act of 1933, as amended; and (ii) 4,224,999 units were issued to 26 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection with these private placements, we agreed with each subscriber who purchased these units to prepare and file a registration statement with respect to (i) the shares of our common stock comprising these units and (ii) the shares of our common stock issuable upon exercise of the share purchase warrants comprising these units with the Securities and Exchange Commission within 90 days following the closing of the private placements and agreed to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as possible after filing.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2018 and that there were no material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 31, 2017, we exercised our purchase option to purchase four alkaline generating electrolysis system machines leased under the master lease agreement entered into on October 22, 2014, as amended on February 25, 2015 with Veterans Capital Fund, LLC for a total of $160,000. The purchase price bears interest of 12% per annum and is payable in eleven equal monthly installments of $14,934.00 each and one final installment of $4,040.41, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment due and payable on January 1, 2019.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Richard A. Wright	President, Chief Executive Officer, Vice-President, Chief Operating Officer, and Director	60	May 31, 2013
David A. Guarino	Chief Financial Officer, Secretary, Treasurer and Director	54	April 28, 2017
Aaron Keay	Chairman of the Board and Director	41	July 22, 2016
Bruce Leitch	Director	60	September 8, 2016

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

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

David A. Guarino

On April 28, 2017, Mr. Guarino was appointed as the chief financial officer, secretary and treasurer and a director of our company. Mr. Guarino currently holds a bachelor of science in accounting and a masters of accountancy from the University of Denver. From 2008 to 2013, Mr. Guarino was President and a Director of Kahala Corp, a worldwide franchisor of multiple quick service restaurant brands with locations in 49 states and over 25 countries. From 2014 to 2015, Mr. Guarino was President of HTI International Holdings, Inc., a technology company focused on forward osmosis water filtration technology. From 2015 until April, 2017, Mr. Guarino had been a consultant to our company.

We believe that Mr. Guarino is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Aaron Keay

On July 22, 2016, Mr. Keay was appointed as a director of our company and on August 17, 2017, Mr. Keay was appointed as the Chairman of the Board.

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

We believe that Mr. Keay is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

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

We believe that Mr. Leitch is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his business experiences described above.

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

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2018 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Richard A. Wright	3	9	Nil
David A. Guarino	3	3	Nil
Aaron Keay	1	1	Nil
Bruce Leitch	1	1	Nil

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Committees of Board of Directors

Audit Committee

Effective February 22, 2018, our board of directors established an audit committee. The audit committee currently consists of three directors, Aaron Keay, Bruce Leitch and David A. Guarino. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee’s primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; oversee our accounting and financial reporting processes and the preparation and auditing of our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that each of Richard A. Wright and David A. Guarino, both directors of our company, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, but Mr. Wright and Mr. Guarino are not “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2). We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Nominating and Compensation Committees

We do not presently have a separately constituted compensation committee, or nominating committee. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2018

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2018,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2018 and 2017 are set out in the following summary compensation table:

Summary Compensation Table – Years ended March 31, 2018 and 2017
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa -tion ($)	Non- qualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Richard A. Wright President, Chief Executive Officer, Vice-President, Chief Operating Officer, Director and Former Secretary and Treasurer(1)	2018 2017	168,000 168,000	Nil Nil	1,500(4) Nil	Nil Nil	Nil Nil	Nil Nil	24,186 22,002	193,686 190,002
David A. Guarino Chief Financial Officer, Secretary, Treasurer and Director(2)	2018 2017	154,000 N/A	Nil N/A	168,700(5) N/A	Nil N/A	Nil N/A	Nil N/A	5,500 N/A	328,200 N/A
Steven P. Nickolas Former President, Chief Executive Officer and Director(3)	2018 2017	3,072 180,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 24,035	3,072 204,035

Notes:

(1)

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

(2)

On April 28, 2017, our board of directors appointed Mr. Guarino as the chief financial officer, secretary and treasurer and a director of our company. From 2015 until April, 2017, Mr. Guarino has been a consultant to our company.

(3)	On April 7, 2017, our company removed Mr. Nickolas as the president and chief executive officer of our company. On October 6, 2017, Mr. Nickolas resigned as a director of our company.
(4)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 1,500,000 shares of Series D Preferred Stock which will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

(5)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 130,000 shares of common stock effective April 28, 2017 (valued at $167,700) and the issuance of 1,000,000 shares of Series D Preferred Stock (valued at $1,000).

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

In addition, we may (i) grant awards under our 2018 stock option plan to Mr. Wright from time to time and (ii) pay to Mr. Wright an annual discretionary performance bonus in an amount to be determined by our board of directors in its sole discretion. Mr. Wright will also be eligible to participate in other bonus programs offered by our company to our senior staff from time to time.

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

David A. Guarino

We pay David A. Guarino $14,000 per month for his services and a $500 monthly car allowance. Effective April 28, 2017, we issued 130,000 shares of common stock to Mr. Guarino, who was appointed as the chief financial officer, secretary, treasurer and a director of our company on the same date. These shares are restricted from transfer for a period of two years.

Employment Agreement with Steven P. Nickolas

On March 30, 2016, we entered into an employment agreement dated effective March 1, 2016 with Steven P. Nickolas, our former president and chief executive officer and a former director of our company, pursuant to which Mr. Nickolas agreed to perform such duties as are regularly and customarily performed by the president and chief executive officer of a corporation, and any other duties consistent with Mr. Nickolas’s position in our company. Pursuant to the terms of the employment agreement, we agreed to (i) pay Mr. Nickolas $15,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Nickolas 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). We also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Nickolas; and (iii) the termination of the employment agreement for any reason.

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

On November 18, 2016, our company provided notice to Mr. Nickolas of our board of director’s finding that there is “just cause” for termination of Mr. Nickolas’s employment and of our company’s intent to terminate the employment of Mr. Nickolas for “just cause” pursuant to the provision of the employment agreement with Mr. Nickolas dated March 1, 2016. Under the employment agreement, Mr. Nickolas had 30 days to cure the failures and breaches creating “just cause” for termination. Mr. Nickolas failed to cure such failure and breaches and, on April 7, 2017, our company terminated the employment of Mr. Nickolas for cause. In addition, our company removed Mr. Nickolas as the president and chief executive officer of our company. On October 6, 2017, Mr. Nickolas resigned as a director of our company.

On October 31, 2017, our company and its subsidiaries entered into a Settlement Agreement and Mutual Release of Claims with Steven P. Nickolas, the Nickolas Family Trust, Water Engineering Solutions, LLC and Enhanced Beverages, LLC, companies and trust that are controlled or owned by Mr. Nickolas, and McDowell 78, LLC and Wright Investments Group, LLC, a company controlled or owned by Richard A. Wright. The Settlement Agreement and Mutual Release of Claims provides that Mr. Nickolas acknowledged and agreed that the employment agreement between Mr. Nickolas and our company was terminated as of April 7, 2017 and no further amounts are owed to Mr. Nickolas under the employment agreement and we agreed to waive restrictive covenants set out in the employment agreement.

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

Effective March 31, 2016, we issued a total of 3,000,000 shares of our Series C Preferred Stock (1,500,000 shares to each) to Steven P. Nickolas, a former director and executive officer of our company, and Richard A. Wright, a director and executive officer of our company, pursuant to their employment agreements dated effective March 1, 2016.

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

Effective May 3, 2017, we issued 1,000,000 shares of our Series D Preferred Stock to Richard A. Wright and 1,000,000 shares of our Series D Preferred Stock to Mr. Guarino.

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

Subject to applicable employment laws or similar legislation, we may terminate Mr. Wright’s employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24 month period, because of a physical or mental disability. Mr. Wright’s employment will automatically terminate on his death. In the event Mr. Wright’s employment with our company terminates by reason of Mr. Wright’s death or disability, then upon and immediately effective on the date of termination we agreed to promptly pay and provide Mr. Wright (or in the event of Mr. Wright’s death, Mr. Wright’s estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with our 2013 equity incentive plan or 2018 stock option plan and the award agreement. In the event Mr. Wright’s employment is terminated due to a disability, we agreed to pay to Mr. Wright the severance referred to above.

We may terminate Mr. Wright’s employment for just cause at any time by delivering to Mr. Wright written notice of termination. In the event that Mr. Wright’s employment with our company is terminated by our company for just cause, Mr. Wright will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Wright by our company as of the date of termination, except for any awards under our 2013 equity incentive plan or 2018 stock option plan will be dealt with in accordance with the plan and award agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2018:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard A. Wright	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
David A. Guarino	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
Steven P. Nickolas	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Compensation of Directors

The particulars of compensation paid to our directors who are not named executive officers for the fiscal year ended March 31, 2018 are set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Keay	Nil	Nil	100,712(1)(3)	Nil	Nil	Nil	100,712
Bruce Leitch	Nil	Nil	28,775(2)(3)	Nil	Nil	Nil	28,775

Notes:
(1)

Effective April 28, 2017, we granted 350,000 stock options to Aaron Keay, a director of our company. These stock options are exercisable at the exercise price of $1.29 per share for a period of ten years from the date of grant and vest as follows: (i) 87,500 upon the date of grant; and (ii) 87,500 on each anniversary date of grant.

(2)

Effective April 28, 2017, we granted 100,000 stock options to Bruce Leitch, a director of our company. These stock options are exercisable at the exercise price of $1.29 per share for a period of ten years from the date of grant and vest as follows: (i) 25,000 upon the date of grant; and (ii) 25,000 on each anniversary date of grant.

(3)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 28, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers(as defined in the “Executive Compensation” section above) and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Richard A. Wright	Common Stock	700,000	2.26%
	Series C Preferred Stock(3)	1,500,000	100%
	Series D Preferred Stock(4)	1,500,000	39.47%
David A. Guarino	Common Stock	909,300	2.93%
	Series D Preferred Stock(4)	1,000,000	26.32%
Aaron Keay	Common Stock	175,000(5)	*
Bruce Leitch	Common Stock	50,000(6)	*
Steven P. Nickolas 14301 North 87 St., Suite 109 Scottsdale, AZ 85260	Common Stock	Nil(7)	*
	Series D Preferred Stock(4)	300,000	7.89%
All executive officers and directors as a group (4 persons)	Common Stock	1,834,300	5.88%
	Series C Preferred Stock(3)	1,500,000	100%
	Series D Preferred Stock(4)	2,500,000	65.79%

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

(2)

Percentage of common stock is based on 30,989,727 shares of our common stock issued and outstanding as of June 28, 2018. Percentage of Series C Preferred Stock is based on 1,500,000 shares of Series C Preferred Stock issued and outstanding as of June 28, 2018. Percentage of Series D Preferred Stock is based on 3,800,000 shares of Series D Preferred Stock issued and outstanding as of June 28, 2018.

(3)

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

(4)

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

(5)	Consists of 175,000 stock options exercisable within 60 days.
(6)	Consists of 50,000 stock options exercisable within 60 days.
(7)	This number is an estimated number based on information currently available to our company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since April 1, 2016, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $50,960, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Under the terms of the exclusive manufacturing agreement entered into on April 15, 2013 between our company and Water Engineering Solutions LLC, an entity that is controlled and majority owned by Steven P. Nickolas, a stockholder who beneficially owns, directly or indirectly, more than 5% of a class of our voting securities and a former officer and director of our company, and Richard A. Wright, an officer, director and stockholder of our company, and during the year ended March 31, 2017, we paid $104,619 to Water Engineering Solutions LLC for custom engineered equipment used in the production of our alkaline water.

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

3.	Within three business date of the full execution of the Settlement Agreement, we agreed to instruct our transfer agent to issue Mr. Nickolas 700,000 shares of our common stock (issued);

4.	Within 10 business days of the full execution of the Settlement Agreement, we agreed to issue Mr. Nickolas 300,000 shares of our Series D Preferred Stock (issued);

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

10.

Mr. Nickolas acknowledged and agreed that 1,500,000 stock options with an exercise price of $0.52 issued to Mr. Nickolas on or about March 1, 2016 has expired and a total of 148,000 stock options issued to Mr. Nickolas before 2016 will automatically expire 90 days from October 6, 2017, the date Mr. Nickolas ceased being a director of our company (expired);

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

On November 8, 2017, we entered into an Exchange Agreement and Mutual Release of Claims (the “Exchange Agreement”) with Richard A. Wright, our president, chief executive officer and director.

The Exchange Agreement provides, among other things, the following:

1.	Within five business date of the full execution of the Exchange Agreement, we agreed to instruct our transfer agent to issue Mr. Wright 700,000 shares of our common stock (issued on November 9, 2017);

2.	Within 10 business days of the full execution of the Exchange Agreement, we agreed to issue 300,000 shares of our Series D Preferred Stock (issued on November 9, 2017);

3.

In exchange of 700,000 shares of our common stock and 300,000 shares of our Series D Preferred Stock described above, Mr. Wright forfeited his 10,000,000 shares of our Series A Preferred Stock, to be cancelled for no further consideration; and

4.	The parties also agreed to mutual release of claims.

On November 8, 2017, Richard A. Wright and Sharon Wright, Mr. Wright’s spouse, executed a Stock Option Forfeiture & General Release (the “Stock Option Forfeiture Agreement”).

The Stock Option Forfeiture Agreement provides, among other things, the following:

1.

In exchange for, among other things, receipt of 200,000 shares of our Series D Preferred Stock (issued on November 9, 2017), Mr. Wright agreed that Mr. Wright’s stock options to purchase 1,500,000 shares of our common stock at an exercise price of $0.52 per share were forfeited, terminated and otherwise cancelled as of November 8, 2017; and

2.	Mr. Wright also agreed to release of claims against our company.

On September 14, 2017, Wright Investment Group LLC, an entity controlled by Richard A. Wright, our president, chief executive officer and director, advanced $200,000 to our company. On October 17, 2017, Wright Investment Group LLC advanced $400,000 to our company. On November 22, 2017, Wright Investment Group LLC advanced $400,000 to our company. The $1,000,000 in advancements were repaid to Wright Investment Group, LLC on March 2, 2018.

On February 14, 2018, David A. Guarino, our chief financial officer, secretary, treasurer and director, entered into a guarantee agreement with CNH Specialty Finance in order for CNH Specialty Finance to agree to provide our company a $400,000 temporary order advance under the credit facility agreement. Under the guarantee agreement, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of our obligations to repay the temporary order advance only, under the credit agreement, with CNH Speciality Finance.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with four directors consisting of Richard A. Wright, David A. Guarino, Aaron Keay and Bruce Leitch. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Our common stock is also listed on the TSX Venture Exchange which imposes director independent requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have two independent directors, Aaron Keay and Bruce Leitch.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were notified that Seale & Beers, CPAs was acquired by AMC Auditing, LLC. As a result, effective as of November 18, 2016, Seale& Beers, CPAs resigned as our independent registered public accounting firm and we engaged AMC Auditing, LLC as our independent registered public accounting firm. The change of our independent registered public accounting firm from Seale& Beers, CPAs to AMC Auditing, LLC was approved by our board of directors.

The following table sets forth the fees billed to our company for the years ended March 31, 2018 and 2017 for professional services rendered by Seale & Beers, CPAs and AMC Auditing, LLC:

Fees	2018	2017
Audit Fees	$40,000	$35,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	22,500	22,500
Total Fees	$62,500	$57,500

Pre-Approval Policies and Procedures

Our audit committee reviews and pre-approves all audit and audit-related services and the fees and other compensation related thereto, and any non-audit services, provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors (prior to the establishment of our audit committee) and our audit committee (subsequent to the establishment of our audit committee) before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Seale & Beers, CPAs and AMC Auditing, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

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

Exhibit Number	Description
10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)

Exhibit Number	Description
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41

Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2017)

10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Seale & Beers, CPAs dated November 18, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on November 18, 2016)

Exhibit Number	Description
(21)	Subsidiaries
21.1	Subsidiaries of The Alkaline Water Company Inc. Alkaline 88, LLC, Arizona limited liability company
(23)	Consents of Experts and Counsel
23.1*	Consent of AMC Auditing
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

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
Date: June 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard A. Wright
Richard A. Wright
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 29, 2018

By: /s/ David A. Guarino
David A. Guarino
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: June 29, 2018
By: /s/ Aaron Keay
Aaron Keay
Director
Date: June 29, 2018