Form 10-Q
period 2018-06-30
ALKALINE WATER Co INC
filed 2018-08-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

2

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

30,989,727shares of common stock issued and outstanding as of August 9, 2018.

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$2,756,271	$988,905
Accounts receivable	2,947,511	2,599,095
Inventory	1,257,897	1,002,020
Prepaid expenses	698,235	296,471

Total current assets	7,659,914	4,886,491

Fixed assets - net	1,430,837	1,169,635

Total assets	$9,090,751	$6,056,126

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,288,788	$2,052,988
Accrued expenses	753,744	819,011
Revolving financing	2,739,156	2,592,015
Loan, short-term	90,318	131,583
Derivative liability	288	288

Total liabilities	$5,872,294	$5,595,885

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series C issued 1,500,000 and Series D issued 3,800,000 at June 30, 2018 and March 31, 2018	5,300	5,300
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 31,123,011 and 25,991,346 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	31,122	25,990
Additional paid in capital	34,349,933	30,506,265
Accumulated deficit	(31,167,898)	(30,077,314)

Total stockholders' equity	3,218,457	460,241

Total liabilities and stockholders' equity	$9,090,751	$6,056,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

     THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30, 2018	June 30, 2017

Revenue	$7,880,865	$5,180,194

Cost of Goods Sold	4,491,213	2,951,944

Gross Profit	3,389,652	2,228,250

Operating expenses
Sales and marketing expenses	3,136,990	1,670,017
General and administrative	1,085,567	2,090,392
Depreciation	114,073	96,279

Total operating expenses	4,336,630	3,856,688

Total operating loss	(946,978)	(1,628,438)

Other income (expense)
Interest expense	(143,606)	(123,649)
Amortization of debt discount and accretion	-	(19,667)

Total other income (expense)	(143,606)	(143,316)

Net loss	$(1,090,584)	$(1,771,754)

EARNINGS PER SHARE (Basic)	$(0.04)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	27,739,496	17,967,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

     THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,090,584)	$(1,771,754)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	114,073	96,279
Stock compensation expense	-	1,339,502
Amortization of debt discount and accretion	-	19,667
Interest expense relating to amortization of capital lease discount	-	25,752
Changes in operating assets and liabilities:
Accounts receivable	(348,416)	(864,345)
Inventory	(255,877)	(17,323)
Prepaid expenses and other current assets	(401,764)	22,162
Accounts payable	235,800	11,322
Accrued expenses	(65,267)	(7,394)

NET CASH USED IN OPERATING ACTIVITIES	(1,812,035)	(1,146,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(375,272)	(77,583)

CASH USED IN INVESTING ACTIVITIES	(375,272)	(77,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	-	500,000
Proceeds from revolving financing	147,141	628,873
Proceeds from sale of common stock, net	3,848,800	-
Repayment of notes payable	(41,268)	-
Repayment of capital lease	-	(67,136)

CASH PROVIDED BY FINANCING ACTIVITIES	3,954,673	1,061,737

NET CHANGE IN CASH	1,767,366	(161,978)

CASH AT BEGINNING OF PERIOD	988,905	603,805

CASH AT END OF PERIOD	$2,756,271	$441,827

INTEREST PAID	$100,784	$83,960

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

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its wholly owned subsidiary, Alkaline 88, LLC (an Arizona Limited Liability Company).

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

Our authorized preferred stock was not affected by the reverse stock split and continued to be 100,000,000 shares of preferred stock, with a par value of $0.001 per share. In addition, the number of issued and outstanding shares of Series A Preferred Stock continued to be 20,000,000. However, holders of Series A Preferred Stock had 0.2 votes per share of Series A Preferred Stock, instead of 10 votes per share of Series A Preferred Stock, as a result of the reverse stock split.

On January 22, 2016, the Company amended the certificate of designation for our Series A Preferred Stock by filing an amendment to certificate of designation with the Secretary of State of the State of Nevada. The Company amended the certificate of designation for our Series A Preferred Stock by deleting Section 2.2 of the certificate of designation, which proportionately increases or decreases the number of votes per share of Series A Preferred Stock in the event of any dividend or other distribution on our common stock payable in its common stock or a subdivision or consolidation of the outstanding shares of its common stock. Accordingly, holders of Series A Preferred Stock will have 10 votes per share of Series A Preferred Stock, instead of 0.2 votes per share of Series A Preferred Stock. On November 14, 2017, the Company withdrew the Certificate of Designation for our Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding immediately prior to the withdrawal.

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

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and nonassessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $2,756,271 and $988,905 in cash and cash equivalents at June 30, 2018 and March 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2018 and March 31, 2018:

	June 30. 2018	March 31, 2018
Trade receivables	$2,987,511	$2,639,095
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Net accounts receivable	$2,947,511	$2,599,095

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventory

Inventory represents raw materials and finished goods and other items valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value.

As of June 30, 2018 and March 31, 2018, inventory consisted of the following:

	June 30,	March 31,
	2018	2018
Raw materials	$1,031,485	$766,556
Finished goods	226,412	235,464
Total inventory	$1,257,897	$1,002,020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended June 30, 2018 of ($31,167,898). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:	June 30, 2018	March 31, 2018
Machinery and Equipment	$2,408,234	$2,096,074
Machinery - Construction in Progress	375,275	312,160
Office Equipment	29,300	29,300
Less: Accumulated Depreciation	(1,381,972)	(1,267,899)
Fixed Assets, net	$1,430,837	$1,169,635

Depreciation expense for the three months ended June 30, 2018 and 2017 was $114,073 and $96,279, respectively.

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

On February 13, 2018, the Lender agreed to provide the Company a $400,000 Temporary Over Advance (“TOA”) under the Credit Facility Agreement. The TOA is to be repaid as follows: (i) the Company shall make five (5) weekly principal payments on the TOA each in the amount of $20,000 commencing on April 23, 2018 and on the first Business Day of each calendar week thereafter through and including May 21, 2018, (ii) the Company shall make ten (10) weekly principle payments on the TOA, each in the amount of $30,000, commencing on May 28, 2018 and on the first Business Day of each calendar week thereafter through and including July 30, 2018 and (iii) repay the remaining principal balance on the TOA, if any, in full on or prior to July 30, 2018. As of June 30, 2018, the TOA was repaid in full.

On February 14, 2018, David A. Guarino entered into a Guarantee Agreement (the “Guarantee”) with the Lender in order for the Lender to agree to provide the Company the $400,000 TOA under the Credit Agreement. Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA only, under the Credit Agreement, with the Lender. As of June 30, 2018, the TOA was repaid in full.

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

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability as of June 30, 2018 was $288.

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

Private Placement

On May 30, 2018, we completed private placements of an aggregate of 5,131,665 units of our securities at a price of US$0.75 per unit for aggregate gross proceeds of US$3,848,748.75. Each unit consisted of one share of our common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to acquire one additional share of our common stock at a price of US$0.90 per share for a period of two years.

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

NOTE 7 – OPTIONS AND WARRANTS

On May 30, 2018, we completed private placements of an aggregate of 5,131,665 units of our securities at a price of US$0.75 per unit for aggregate gross proceeds of US$3,848,748.75. Each unit consisted of one share of our common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to acquire one additional share of our common stock at a price of US$0.90 per share for a period of two years.

NOTE 8 – RELATED PARTY TRANSACTIONS

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Mr. Richard A. Wright, our President and CEO, and Mr. David Guarino, our Chief Financial Officer, Secretary, and Treasurer, were each issued 1,000,000 shares each of the Series D Preferred Stock.

On February 14, 2018, David A. Guarino entered into a Guarantee Agreement (the “Guarantee”) with CNH Specialty Finance (the “Lender”) in order for the Lender to agree to provide the Company a $400,000 Temporary Over Advance (“TOA”) under the Credit Facility Agreement (the “Credit Agreement”). Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA only, under the Credit Agreement, with the Lender. As of June 30, 2018, the TOA was repaid in full.

NOTE 9 – LOANS PAYABLE

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

NOTE 10 – SUBSEQUENT EVENTS

None.

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

Results of Operations

Our results of operations for the three months ended June 30, 2018 and June 30, 2017 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2018	2017
Revenue	$7,880,865	$5,180,194
Cost of goods sold	4,491,213	2,951,944
Gross profit	3,389,652	2,228,250
Net Loss (after operating expenses and other expenses)	$(1,090,584)	$(1,771,754)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2018 of $7,880,865, as compared to $5,180,194 for the three months ended June 30, 2017, an increase of 52% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of June 30, 2018, the product is now available in all 50 states at an estimated 40,000 retail locations. As of June 30, 2017, the product was available in all 50 states at an estimated 31,000 retail locations. This increase has occurred primarily through the addition of a number of top national and regional grocery retailers as customer during the year ended March 31, 2018. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, Food Lion, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2018, we had cost of goods sold of $4,491,213, or 57% of revenue, as compared to cost of goods sold of $2,951,944 or 57% of revenue, for the three months ended June 30, 2017.

Expenses

Our operating expenses for the three months ended June 30, 2018 and June 30, 2017 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2018	2017
Sales and marketing expenses	$3,136,990	$1,670,017
General and administrative expenses	1,085,567	2,090,392
Depreciation expenses	114,073	96,279
Total operating expenses	$4,336,630	$3,856,688

During the for the three months ended June 30, 2018, our total operating expenses were $4,336,630, as compared to $3,856,688 for the three months ended June 30, 2017.

For the three months ended June 30, 2018, the total included $3,136,990 of sales and marketing expenses and $1,085,567 of general and administrative expenses, consisting primarily of approximately $557,780 of professional fees and $333,139 of wages and wage related expenses.

For the three months ended June 30, 2017 the total included $1,670,017 of sales and marketing expenses and $2,090,392 of general and administrative expenses, consisting primarily of approximately $1,339,502 of stock option compensation expense, and $299,347 of professional fees. Our stock and stock option compensation expense was incurred as a part of our issuance of certain stock options and stock grants to employees and key consultants to develop our business. Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the three months ended June 30, 2017.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	March 31, 2018
Current assets	$7,659,914	$4,886,491
Current liabilities	5,872,294	5,595,885
Working capital (deficiency)	$1,787,620	$(709,394)

Current Assets

Current assets as of June 30, 2018 and March 31, 2018 primarily relate to $2,756,271 and $988,905 in cash, $2,947,511 and $2,599,095 in net accounts receivable and $1,257,897 and $1,002,020 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2018 and March 31, 2018 primarily relate to $2,288,788 and $2,052,988 in accounts payable, revolving financing of $2,739,156 and $2,592,015, and accrued expenses of $753,744 and $819,011, respectively.

Cash Flow

Our cash flows for the three months ended June 30, 2018 and June 30, 2017 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2018	2017
Net Cash used in operating activities	$(1,812,035)	$(1,146,132)
Net Cash used in investing activities	(375,275)	(77,583)
Net Cash provided by financing activities	3,954,676	1,061,737
Net (decrease) increase in cash and cash equivalents	$1,767,366	$(161,978)

Operating Activities

Net cash used in operating activities was $1,812,035 for the three months ended June 30, 2018, as compared to $1,146,132 used in operating activities for the three months ended June 30, 2017. The increase in net cash used in operating activities was primarily due to increase in inventory and prepaid expenses in the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017.

Investing Activities

Net cash used in investing activities was $375,275 for the three months ended June 30, 2018, as compared to $77,583 used in investing activities for the three months ended June 30, 2017. The increase net cash used by investing activities was from increased purchases of production equipment.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2018 was $3,954,676, as compared to $1,061,737 for the three months ended June 30, 2017. The increase of net cash provided by financing activities is attributable to the $3,848,748 raised in the Private Placement completed on May 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Information regarding risk factors appears in our Annual Report on Form 10-K filed on June 29, 2018. There have been no material changes since June 29, 2018 from the risk factors disclosed in that Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8- K, filed on March 15, 2013)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

Exhibit Number	Description
10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)

Exhibit Number	Description
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41

Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)

10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number	Description
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: August 14, 2018	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer