Form 10-Q
period 2018-09-30
ALKALINE WATER Co INC
filed 2018-11-13
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

32,806,646 shares of common stock issued and outstanding as of November 13, 2018.

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018
TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1          Financial Statements

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2018
	(unaudited)	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$4,407,223	$988,905
Accounts receivable	3,296,599	2,599,095
Inventory	1,448,671	1,002,020
Prepaid expenses	879,660	296,471

Total current assets	10,032,153	4,886,491

Fixed assets - net	1,418,512	1,169,635

Total assets	$11,450,665	$6,056,126

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,496,771	$2,052,988
Accrued expenses	774,861	819,011
Revolving financing	2,609,591	2,592,015
Current portion of capital leases	47,803	131,583
Derivative liability	288	288

Total current liabilities	5,929,314	5,595,885

Total liabilities	$5,929,314	$5,595,885

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series C issued 1,500,000, Series D issued 3,800,000	5,300	5,300
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 32,742,958 and 25,991,346 shares issued and outstanding at September 30, 2018 and March 31, 2018 respectively	32,742	25,990
Additional paid in capital	37,586,341	30,506,265
Accumulated deficit	(32,103,032)	(30,077,314)

Total stockholders' equity	5,521,351	460,241

Total liabilities and stockholders' equity	$11,450,665	$6,056,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months		For the Six Months
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$8,639,520	$4,841,528	$16,520,385	$10,021,722

Cost of Goods Sold	4,987,161	2,753,879	9,478,374	5,705,823

Gross Profit	3,652,359	2,087,649	7,042,011	4,315,899

Operating expenses
Sales and marketing expenses	3,056,845	1,818,344	6,196,835	3,488,361
General and administrative	1,291,909	876,922	2,377,476	2,967,976
Depreciation	110,083	96,942	224,156	192,559

Total operating expenses	4,458,837	2,792,208	8,798,467	6,648,896

Total operating loss	(806,478)	(704,559)	(1,756,456)	(2,332,997)

Other income (expense)
Interest expense	(125,656)	(127,836)	(269,262)	(251,485)
Amortization of debt discount and accretion	-	(275,333)	-	(295,000)

Total other income (expense)	(125,656)	(403,169)	(269,262)	(546,485)

Net loss	$(932,134)	$(1,107,728)	$(2,025,718)	$(2,879,482)

EARNINGS PER SHARE (Basic)	$(0.03)	$(0.06)	$(0.07)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	31,124,425	19,778,369	29,467,054	18,877,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Six Months
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,025,718)	$(2,879,482)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	224,156	192,559
Stock compensation expense	-	1,670,294
Warrant Expense	131,030	-
Amortization of debt discount and accretion	-	295,000
Interest expense converted to equity	-	14,583
Interest expense relating to amortization of capital lease discount	-	51,505
Changes in operating assets and liabilities:
Accounts receivable	(697,504)	(429,564)
Inventory	(446,651)	185,641
Prepaid expenses and other current assets	(583,189)	(32,914)
Accounts payable	443,783	107,956
Accrued expenses	(44,150)	155,917

NET CASH USED IN OPERATING ACTIVITIES	(2,998,243)	(668,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(473,033)	(226,446)

CASH USED IN INVESTING ACTIVITIES	(473,033)	(226,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	-	500,000
Proceeds from revolving financing	17,576	409,943
Proceeds from sale of common stock, net	6,955,798	-
Repayment of notes payable	(83,780)	-
Repayment of capital lease	-	(136,966)

CASH PROVIDED BY FINANCING ACTIVITIES	6,889,594	772,977

NET CHANGE IN CASH	3,418,318	(121,974)

CASH AT BEGINNING OF PERIOD	988,905	603,805

CASH AT END OF PERIOD	$4,407,223	$481,831

INTEREST PAID	$208,462	$169,080

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

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its wholly owned subsidiaries: A88 Infused Beverage Division, Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company).

All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc. (a Nevada Corporation), A88 Infused Beverage Division, Inc (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company) will be collectively referred herein to as the “Company”. Any reference herein to “The Alkaline Water Company Inc.”, the “Company”, “we”, “our” or “us” is intended to mean The Alkaline Water Company Inc., including the subsidiary indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $4,407,223 and $988,905 in cash and cash equivalents at September 30, 2018 and March 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of September 30, 2018 and March 31, 2018:

	September 30,	March 31,
	2018	2018
Trade receivables	$3,336,599	$2,639,095
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Net accounts receivable	$3,296,599	$2,599,095

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

As of September 30, 2018, and March 31, 2018, inventory consisted of the following:

	September 30,	March 31,
	2018	2018
Raw materials	$949,477	$766,556
Finished goods	499,194	235,464
Total inventory	$1,448,671	$1,002,020

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

The Company has evaluated other recent accounting pronouncements through September 2018 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended September 30, 2018 of ($32,103,032). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:	September 30, 2018	March 31, 2018
Machinery and Equipment	$2,408,234	$2,096,074
Machinery - Construction in Progress	473,033	312,160
Office Equipment	29,300	29,300
Less: Accumulated Depreciation	(1,492,055)	(1,267,899)
Fixed Assets, net	$1,418,512	$1,169,635

Depreciation expense for the six months ended September 30, 2018 and 2017 was $224,156 and $192,559, respectively.

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

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability as of September 30, 2018 was $288.

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

On September 27, 2018, the Company issued 1,619,947 units at a price of CDN$2.50 per unit for aggregate gross proceeds of CDN$4,049,867 in connection with a private placement. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant, with each warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of CDN$2.90 per share for a period of two years. The Company paid finder’s fees of CDN$165,630 and issued 66,210 finder’s warrants in connection with the private placement resulting in an expense of 131,030. Each finder’s warrant is non-transferable and entitles the holder thereof to purchase one additional share of common stock of the Company at a price of CDN$2.90 per share for a period of two years.

In connection with the private placement, we agreed with each subscriber who purchased units to prepare and file a registration statement with respect to (i) the shares of our common stock comprising these units and (ii) the shares of our common stock issuable upon exercise of the share purchase warrants comprising these units with the Securities and Exchange Commission on or before November 30, 2018 and agreed to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as possible after filing.

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

On September 27, 2018, the Company issued 1,619,947 units at a price of CDN$2.50 per unit for aggregate gross proceeds of CDN$4,049,867 in connection with a private placement. Each unit consists of one share of common stock of the Company and one share purchase warrant, with each warrant entitling the holder thereof to purchase one additional share of common stock of the Company at a price of CDN$2.90 per share for a period of two years. The Company paid finder’s fees of CDN$165,630 and issued 66,210 finder’s warrants in connection with the private placement  resulting in an expense of $131.030. The Company calculated the value of the finder fees warrants using a Black-Scholes, a level 3 valuation measure. Each finder’s warrant is non-transferable and entitles the holder thereof to purchase one additional share of common stock of the Company at a price of CDN$2.90 per share for a period of two years. The Company recorded the value of $131.030 of the warrants issued as additional paid in capital, the value was determine using a Black-Scholes, a level 3 valuation measure.

The fair value of the finder fee warrants granted during the year quarter ending September 30. 2018 was estimated at the date of agreement using the Black- Scholes option-pricing model and a level 3 valuation measure, with the following assumptions:

Market value of stock on purchase date	$3.51
Risk-free interest rate	2.83%
Dividend yield	0.00%
Volatility factor	77%
Weighted average expected life (years)	2

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

NOTE 10 – SUBSEQUENT EVENTS

None.

Item 2             Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our”, the “Company” and “Alkaline” refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiaries: A88 Infused Beverage Division, Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

Results of Operations

Three Months Ended September 30, 2018 and September 30, 2017

Our results of operations for the three months ended September 30, 2018 and September 30, 2017 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2018	2017
Revenue	$8,639,520	$4,841,528
Cost of goods sold	4,987,161	2,753,879
Gross profit	3,652,359	2,087,649
Net Loss (after operating expenses and other expenses)	$(932,134)	$(1,107,728)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2018 of $8,639,520, as compared to $4,481,528 for the three months ended September 30, 2017, an increase of 78% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of September 30, 2018, the product is now available in all 50 states at an estimated 47,500 retail locations. As of September 30, 2017, the product was available in all 50 states at an estimated 32,000 retail locations. This increase has occurred primarily through the addition of a number of top national and regional grocery retailers as customer during the year ended March 31, 2018 and six months ended September 30, 2018. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, Food Lion, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s. Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended September 30, 2018, we had cost of goods sold of $4,987,161, or 58% of revenue, as compared to cost of goods sold of $2,753,879 or 57% of revenue, for the three months ended September 30, 2017. The increase in gross profit rate is a result of reduced raw material cost through greater volume purchases from our suppliers.

Expenses

Our operating expenses for the three months ended September 30, 2018 and September 30, 2017 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2018	2017
Sales and marketing expenses	$3,056,845	$1,818,344
General and administrative expenses	1,291,909	876,922
Depreciation expenses	110,083	96,942
Total operating expenses	$4,458,837	$2,792,208

For the three months ended September 30, 2018, our total operating expenses were $4,458,837 as compared to $2,792,208 for the three months ended September 30, 2017.

For the three months ended September 30, 2018, the total included $3,056,845 of sales and marketing expenses and $1,291,909 of general and administrative expenses, consisting primarily of approximately $718,503 of professional fees and $339,287 of wage and wage related expenses.

For the three months ended September 30, 2017 the total included $1,818,344 of sales and marketing expenses and $876,922 of general and administrative expenses, consisting primarily of approximately $330,792 of stock option compensation expense, and $273,001 of professional fees.

Six Months Ended September 30, 2018 and September 30, 2017

Our results of operations for the six months ended September 30, 2018 and September 30, 2017 are as follows:

	For the six	For the six months
	months ended	ended
	September 30,	September 30,
	2018	2017
Revenue	$16,520,385	$10,021,722
Cost of goods sold	9,478,374	5,705,823
Gross profit	7,042,011	4,315,899
Net Loss (after operating expenses and other expenses)	$(2,025,718)	$(2,879,482)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the six months ended September 30, 2018 of $16,520,385 as compared to $10,021,722 for the six months ended September 30, 2017, an increase of 65% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. As of September 30, 2018, the product is now available in all 50 states at an estimated 47,500 retail locations. As of September 30, 2017, the product was available in all 50 states at an estimated 32,000 retail locations. This increase has occurred primarily through the addition of a number of top national and regional grocery retailers as customer during the year ended March 31, 2018 and six months ended September 30, 2018. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, Food Lion, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s. Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2018, we had cost of goods sold of $9,478,374, or 57% of revenue, as compared to cost of goods sold of $5,705,823 or 57% of revenue, for the six months ended September 30, 2017. The decrease in gross profit rate is a result of increased raw material cost from our suppliers.

Expenses

Our operating expenses for the six months ended September 30, 2018 and September 30, 2017 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2018	2017
Sales and marketing expenses	$6,196,835	$3,488,361
General and administrative expenses	2,377,476	2,967,314
Depreciation expenses	224,156	192,559
Total operating expenses	$8,798,467	$6,648,896

For the six months ended September 30, 2018, our total operating expenses were $8,798,467, as compared to $6,648,896 for the six months ended September 30, 2017.

For the six months ended September 30, 2018, the total included $6,196,835 of sales and marketing expenses and $2,377,476 of general and administrative expenses, consisting primarily of approximately $1,276,283 of professional fees and $672,426 of wage and wage related expenses.

For the six months ended September 30, 2017 the total included $3,488,361 of sales and marketing expenses and $2,967,314 of general and administrative expenses, consisting primarily of approximately $1,670,294 of stock option compensation expense, and $572,348 of professional fees.

Liquidity and Capital Resources

Working Capital
	September 30, 2018	March 31, 2018
Current assets	$10,032,153	$4,886,491
Current liabilities	5,929.314	5,595,885
Working capital (deficiency)	$4,102,839	$(709,394)

Current Assets

Current assets as of September 30, 2018 and March 31, 2018 primarily relate to $4,407,223 and $988,905 in cash, $3,296,599 and $2,599,095 in accounts receivable and $1,448,671 and $1,002,020 in inventory, respectively.

Current Liabilities

Current liabilities as of September 30, 2018 and March 31, 2018 primarily relate to $2,496,771 and $2,052,988 in accounts payable, revolving financing of $2,609,591 and $2,592,015, and accrued expenses of $774,861 and $819,011 respectively.

Cash Flow

Our cash flows for the six months ended September 30, 2018 and September 30, 2017 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2018	2017
Net Cash used in operating activities	$(2,998,243)	$(668,505)
Net Cash used in investing activities	(473,033)	(226,446)
Net Cash provided by financing activities	6,889,594	772,977
Net decrease in cash and cash equivalents	$3,418,318	$(121,974)

Operating Activities

Net cash used in operating activities was $2,998,243 for the six months ended September 30, 2018, as compared to $668,505 used in operating activities for the six months ended September 30, 2017. The decrease in net cash used in operating activities was primarily due to increase in inventory and prepaid expenses.

Investing Activities

Net cash used in investing activities was $473,033 for the six months ended September 30, 2018, as compared to $226,446 used in investing activities for the six months ended September 30, 2017. The increase in net cash used by investing activities was the result of an increase of purchase of fixed assets and equipment deposits.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2018 was $6,889,594, as compared to $772,977 for the six months ended September 30, 2017. The increase of net cash provided by financing activities was mainly attributable to proceeds from sale of common stock and share purchase warrants.

Cash Requirements

We believe that cash flow from operations and available cash will meet our present and near-term cash needs. However, if our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise any required funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3             Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4             Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1             Legal Proceedings

Our company was named as a defendant in a lawsuit filed on April 6, 2017, by Douglas Horn in the Maricopa County, Arizona, Superior Court, styled as “Horn v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-005485. Mr. Horn sought damages arising out of the alleged breach of a written employment agreement between our company and Mr. Horn. Mr. Horn alleged that our company has failed to pay wages and to transfer stock allegedly owed to him under the terms of his employment agreement. Our company denied the allegations of the claims, and moved to dismiss pursuant to the terms of the employment agreement which require that all disputes be resolved by arbitration. In response, Mr. Horn filed a notice of dismissal of all claims in that court, without prejudice. On September 21, 2017, Mr. Horn filed a Demand for Arbitration with the American Arbitration Association, asserting the same claims. The claim has been assigned No. 01-17-0005-6474. Our company has responded, denying any liability to Mr. Horn and the matter is currently in the discovery phase. The arbitration has been set for a three day hearing on March 19 to 21, 2019. Our company intends to defend the claim vigorously.

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

Item 2             Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2018, we issued 150,428 shares of our common stock to Qualified Development & Management, LLC pursuant to the Brown Settlement Agreement (as defined below).

On October 31, 2017, our company, Lifewater Industries, LLC, Wright Investment Group, LLC, Richard A. Wright, our president, chief executive officer and director, David Guarino, our chief financial officer, secretary, treasurer and director, entered into a Settlement Agreement and Mutual Release of Claims (the “Brown Settlement Agreement”) with Chris Brown and McDowell 78, LLC.

Chris Brown and McDowell 78, LLC alleged multiple claims and allegations for breaches of various oral promises during the past five years against our company, Steve Nickolas, the Nickolas Family Trust, Richard A. Wright, Wright Investment Group, LLC, Lifewater Industries, LLC and WiN Investments, LLC.

The Brown Settlement Agreement provides, among other things, the following:

1.

As soon as commercially practicable after the full execution of the Brown Settlement Agreement and for no additional consideration, we agreed to issue 150,428 shares of our common stock to McDowell 78, LLC’s designee, Qualified Development & Management, LLC; and

2.	The parties also agreed to mutual release of claims.

Lifewater Industries, LLC, WiN Investments, LLC and Wright Investment Group, LLC are entities controlled by Richard A. Wright.

We issued 150,428 shares of our common stock to Qualified Development & Management, LLC relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

In connection with the private placement completed on September 27, 2018, we paid issued 66,210 finder’s warrants. Each finder’s warrant entitles the holder thereof to purchase one additional share of our common stock at a price of CDN$2.90 per share for a period of two years. These finder’s warrants were issued to 2 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3             Defaults Upon Senior Securities

None.

Item 4             Mine Safety Disclosures

Not applicable.

Item 5             Other Information

None.

Item 6             Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)

Exhibit Number	Description
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)

Exhibit Number	Description
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41

Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)

10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)

Exhibit Number	Description
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: November 13, 2018	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)