Form 10-Q
period 2018-12-31
ALKALINE WATER Co INC
filed 2019-02-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

34,656,829 shares of common stock issued and outstanding as of February 14, 2019.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2018
	(unaudited)	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$3,087,445	$988,905
Accounts receivable	2,077,728	2,599,095
Inventory	1,703,797	1,002,020
Prepaid expenses	181,084	296,471

Total current assets	7,050,054	4,886,491

Fixed assets - net	2,009,324	1,169,635

Total assets	$9,059,378	$6,056,126

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,323,242	$2,052,988
Accrued expenses	679,062	819,011
Revolving financing	2,749,298	2,592,015
Current portion of capital leases	-	131,583
Derivative liability	288	288

Total current liabilities	5,751,890	5,595,885

Total liabilities	$5,751,890	$5,595,885

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series C issued 1,500,000, Series D issued 3,800,000	5,300	5,300
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 34,093,011 and 25,991,346 shares issued and outstanding at December 31, 2018 and March 31, 2018 respectively	34,093	25,990
Additional paid in capital	39,126,699	30,506,265
Accumulated deficit	(35,858,604)	(30,077,314)

Total stockholders' equity	3,307,488	460,241

Total liabilities and stockholders' equity	$9,059,378	$6,056,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Revenue	$7,691,013	$3,816,661	$24,211,398	$13,838,383

Cost of Goods Sold	4,822,694	2,091,258	14,301,068	7,797,081

Gross Profit	2,868,319	1,725,403	9,910,330	6,041,302

Operating expenses
Sales and marketing expenses	3,650,105	1,497,594	9,846,940	4,985,955
General and administrative	2,718,567	2,692,636	5,096,043	5,661,274
Depreciation	110,613	94,585	334,769	286,482

Total operating expenses	6,479,285	4,284,815	15,277,752	10,933,711

Total operating loss	(3,610,966)	(2,559,412)	(5,367,422)	(4,892,409)

Other income (expense)
Interest expense	(144,606)	(98,280)	(413,868)	(349,765)
Amortization of debt discount and accretion	-	-	-	(295,000)

Total other income (expense)	(144,606)	(98,280)	(413,868)	(644,765)

Net loss	$(3,755,572)	$(2,657,692)	$(5,781,290)	$(5,537,174)

EARNINGS PER SHARE (Basic)	$(0.11)	$(0.12)	$(0.19)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	32,814,187	21,508,050	30,765,915	19,757,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,781,290)	$(5,537,174)

Adjustments to reconcile net loss to net cash used in operating
Depreciation expense	334,769	286,482
Stock compensation expense	393,460	3,554,912
Warrant Expense	131,030	-
Amortization of debt discount and accretion	-	295,000
Interest expense converted to equity	-	14,583
Interest expense relating to amortization of capital lease discount	-	60,089
Changes in operating assets and liabilities:
Accounts receivable	521,367	207,906
Inventory	(701,777)	(100,728)
Prepaid expenses and other current assets	115,387	71,456
Accounts payable	270,254	(184,735)
Accrued expenses	(139,949)	69,322

NET CASH USED IN OPERATING ACTIVITIES	(4,856,749)	(1,262,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,174,458)	(264,876)

CASH USED IN INVESTING ACTIVITIES	(1,174,458)	(264,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	-	500,000
Proceeds from revolving financing	157,283	58,966
Proceeds from sale of common stock, net	6,955,798	-
Proceeds from the exercise of warrants, net	1,148,249	-
Proceeds from advance by third party	-	1,000,000
Repayment of notes payable	(131,583)	-
Repayment of capital lease	-	(209,599)

CASH PROVIDED BY FINANCING ACTIVITIES	8,129,747	1,349,367

NET CHANGE IN CASH	2,098,540	(178,396)

CASH AT BEGINNING OF PERIOD	988,905	603,805

CASH AT END OF PERIOD	$3,087,445	$425,409

INTEREST PAID	$333,534	$244,288

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $3,087,445 and $988,905 in cash and cash equivalents at December 31, 2018 and March 31, 2018, respectively.

Accounts receivable and allowance for doubtful accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2018 and March 31, 2018:

	December 31,	March 31,
	2018	2018
Trade receivables	$2,117,728	$2,639,095
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Net accounts receivable	$2,077,728	$2,599,095

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

As of December 31, 2018, and March, 31 2018, inventory consisted of the following:

	December 31, 2018	March 31, 2018
Raw materials	$1,297,392	$766,556
Finished goods	406,405	235,464
Total inventory	$1,703,797	$1,002,020

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

The Company has evaluated other recent accounting pronouncements through December 2018 and believes that none of them will have a material effect on our financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended December 31, 2018 of ($35,858,604). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	December 31, 2018	March 31, 2018
Machinery and Equipment	$2,408,234	$2,096,074
Machinery – Construction in progress	1,174,457	312,160
Office Equipment	29,300	29,300
Less: Accumulated Depreciation	(1,602,667)	(1,267,899)
Fixed Assets, net	$2,009,324	$1,169,635

Depreciation expense for the nine months ended December 31, 2018 and December 31, 2017 was $334,769 and $286,482, respectively.

On February 1, 2018, we exercised our purchase option to purchase four alkaline generating electrolysis system machines leased under the master lease agreement entered into on October 22, 2014, as amended on February 25, 2015 with Veterans Capital Fund, LLC for a total of $160,000. The purchase price bears interest of 12% per annum and is payable in eleven equal monthly installments of $14,934 each and one final installment of $4,040, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment paid on December 1, 2018.

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

On December 31, 2018, the Lender agreed to provide the Company a $400,000 Temporary Over Advance (“TOA”) under the Credit Facility Agreement. The TOA is to be repaid as follows: (i) the Company shall make five (5) weekly principal payments on the TOA each in the amount of $20,000 commencing on February 18, 2019 and on the first Business Day of each calendar week thereafter through and including March 18, 2019, (ii) the Company shall make ten (10) weekly principle payments on the TOA, each in the amount of $30,000, commencing on March 25, 2018 and on the first Business Day of each calendar week thereafter through and including May 27, 2019 and (iii) repay the remaining principal balance on the TOA, if any, in full on or prior to May 27, 2019.

On December 31, 2018, David A. Guarino entered into a Guarantee Agreement (the “Guarantee”) with the Lender in order for the Lender to agree to provide the Company the $400,000 TOA under the Credit Agreement. Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA only, under the Credit Agreement, with the Lender.

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

On August 20, 2014, the Company entered into a warrant amendment agreement with certain holders of the Company’s outstanding common stock purchase warrants whereby the Company agreed to reduce the exercise price of the Existing Warrants the Holders are to be issued new common stock purchase warrants of the Company in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders

The Company analyzed the warrants and conversion feature under ASC 815 “Derivatives and Hedging” to determine the derivative liability as of December 31, 2018 was $288.

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

Effective March 31, 2016, the Company issued a total of 3,000,000 shares of our Series C Preferred Stock to Steven P. Nickolas and Richard A. Wright (1,500,000 shares to each), pursuant to their employment agreements dated effective March 1, 2016. On July 17, 2017, Steven P. Nickolas converted his 1,500,000 shares of Series C Preferred Stock to 1,500,000 shares of Common Stock.

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

On November 20, 2018, we issued an aggregate of 1,275,832 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of US$0.90 per share for aggregate gross proceeds of US$1,148,248.80. All of the shares were issued were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Compensation expense in the amount of 393,460 was recognized by the Company on account of the vesting schedule of its outstanding stock options as of April 28, 2018.

In October 2018, three option holders exercised 53,000 stock options in a cashless exchange for 46,544 common stock shares. In December 2018, one option holder exercised 41,000 stock options in a cashless exchange for 27,677 common stock shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

On December 31, 2018, David A. Guarino entered into a Guarantee Agreement (the “Guarantee”) with the Lender in order for the Lender to agree to provide the Company the $400,000 TOA under the Credit Agreement. Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA only, under the Credit Agreement, with the Lender.

NOTE 8 – LOANS PAYABLE

On December 31, 2017, the Company exercised its purchase option with Lessor to purchase all four pieces of equipment leased under the above referenced master lease agreement for a total of $160,000 (the “Purchase Payment”). The Purchase Payment bears interest of 12% per annum and is payable in eleven equal monthly installments of $14,934.00 each and one final installment of $4,040.41, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment paid on December 1, 2018.

NOTE 9 – SUBSEQUENT EVENTS

On January 24, 2019, we issued an aggregate of 512,332 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of US$0.90 per share for aggregate gross proceeds of US$461,098.80. All of the shares were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Results of Operations

Three Months Ended December 31, 2018 and December 31, 2017

Our results of operations for the three months ended December 31, 2018 and December 31, 2017 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2018	2017
Revenue	$7,691,013	$3,816,661
Cost of goods sold	4,822,694	2,091,258
Gross profit	2,868,319	1,725,403

Net Loss (after operating expenses and other expenses)	(3,755,572)	(2,657,692)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2018 of $7,691,013 as compared to $3,816,661 for the three months ended December 31, 2017, an increase of 102% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. In addition the company offered off-invoice incentives to the company’s two largest customers during the quarter. Management believes that the resultant 102% increase in sales for the quarter was positively impacted by these incentive programs. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire’s, Publix, Shaw’s, Raley’s, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2018, we had cost of goods sold of $4,822,694, or 63% of revenue, as compared to cost of goods sold of $2,091,258 or 55% of revenue, for the three months ended December 31, 2017. The decrease in gross profit rate is a direct result of off-invoice incentives to the company’s two largest customers during the quarter.

Expenses

Our operating expenses for the three months ended December 31, 2018 and December 31, 2017 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2018	2017
Sales and marketing expenses	$3,650,105	$1,497,594
General and administrative expenses	2,718,567	2,692,636
Depreciation expenses	110,613	94,585
Total operating expenses	$6,479,285	$4,284,815

For the three months ended December 31, 2018, our total operating expenses were $6,479,285 as compared to $4,284,815 for the three months ended December 31, 2017.

For the three months ended December 31, 2018, the total included $3,650,105 of sales and marketing expenses and $2,718,567 of general and administrative expenses, consisting primarily of approximately $1,707,964 of professional fees and 393,460 of stock option expense.

For the three months ended December 31, 2017 the total included $1,497,594 of sales and marketing expenses and $2,692,636 of general and administrative expenses, consisting primarily of approximately $1,702,600 resulting stock compensation expense and $481,798 of professional fees.

Nine Months Ended December 31, 2018 and December 31, 2017

Our results of operations for the nine months ended December 31, 2018 and December 31, 2017 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2018	2017
Revenue	$24,211,398	$13,838,383
Cost of goods sold	14,301,068	7,797,081
Gross profit	9,910,330	6,041,302

Net Loss (after operating expenses and other expenses)	$(5,781,290)	$(5,537,174)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the nine months ended December 31, 2018 of $24,211,398 as compared to $13,838,383 for the nine months ended December 31, 2017, an increase of 75% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. This increase has occurred primarily through the addition of 5 of the top national grocery retailers as customers during the nine months ended December 31, 2018. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Albertson’s/ Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire’s, Publix, Shaw’s, Raley’s, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the nine months ended December 31, 2018, we had cost of goods sold of $14,301,068, or 59% of revenue, as compared to cost of goods sold of $7,797,081 or 56% of revenue, for the nine months ended December 31, 2017. The decrease in gross profit rate is a direct result of off-invoice incentives to the company’s two largest customers during the quarter ended December 31, 2018.

Expenses

Our operating expenses for the nine months ended December 31, 2018 and December 31, 2017 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2018	2017
Sales and marketing expenses	$9,846,940	$4,985,955
General and administrative expenses	5,096,043	5,661,274
Depreciation expenses	334,769	286,482
Total operating expenses	$15,277,752	$10,933,711

For the nine months ended December 31, 2018, our total operating expenses were $15,277,752, as compared to $10,933,711 for the nine months ended December 31, 2017.

For the nine months ended December 31, 2018, the total included $9,846,940 of sales and marketing expenses and $5,096,043 of general and administrative expenses, consisting primarily of approximately $2,984,247 of professional fees and 393,460 of stock option expense.

For the nine months ended December 31, 2017, the total included $4,985,955 of sales and marketing expenses and $5,661,274 of general and administrative expenses, consisting primarily of approximately $3,372,894 of stock and stock option compensation expense, and $1,054,146 of professional fees.

Liquidity and Capital Resources

Working Capital

	December	March 31,
	31, 2018	2018
Current assets	$7,050,054	$4,886,491
Current liabilities	5,751,890	5,595,885
Working capital (deficiency)	$1,298,164	$(709,394)

Current Assets

Current assets as of December 31, 2018 and March 31, 2018 primarily relate to $3,087,445 and $ 988,905 in cash, $2,077,728 and $2,599,095 in accounts receivable and $1,703,797 and $ 1,002,020 in inventory, respectively.

Current Liabilities

Current liabilities as of December 31, 2018 and March 31, 2018 primarily relate to $2,323,242 and $2,052,988 in accounts payable, revolving financing of $2,749,298 and $2,592,015, accrued expenses of $679,062 and $819,011 respectively.

Cash Flow

Our cash flows for the nine months ended December 31, 2018 and December 31, 2017 are as follows:

	For the nine	For the nine
	months	months
	ended	ended
	December	December
	31,	31,
	2018	2017
Net cash used in operating activities	$(4,856,749)	$(1,262,887)
Net cash used in investing activities	(1,174,458)	(264,876)
Net cash provided by financing activities	8,129,747	1,349,367
Net increase (decrease) in cash and cash equivalents	$2,098,540	$(178,396)

Operating Activities

Net cash used in operating activities was $4,856,749 for the nine months ended December 31, 2018, as compared to $1,262,887 used in operating activities for the nine months ended December 31, 2017. The increase in net cash used in operating activities was primarily due to a large increase in net operating loss.

Investing Activities

Net cash used in investing activities was $1,174,458 for the nine months ended December 31, 2018, as compared to $264,876 used in investing activities for the nine months ended December 31, 2017. The increase in net cash used by investing activities was the result of additional purchase of approximately $900,000 in equipment during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2018 was $8,129,747, as compared to $1,349,367 for the nine months ended December 31, 2017. The increase of net cash provided by financing activities was mainly attributable to sales of common stock and exercise of warrants of $8.1 million combined in the nine months ended December 31, 2018.

Recent Financing Activities

On January 24, 2019, we issued an aggregate of 512,332 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.90 per share for aggregate gross proceeds of $461,098.80.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits.

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

10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)

Exhibit Number	Description

10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: February 14, 2019	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2019	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)