Form 10-K
period 2019-03-31
ALKALINE WATER Co INC
filed 2019-07-01
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

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
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (480) 656-2423

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common stock, par value $0.001 per share	WTER	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act

None
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

31,150,802 shares of common stock at a price of $3.80 per share for an aggregate market value of $118,373,047.60.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of June 28, 2019, there were 41,347,512 shares of common stock outstanding.

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

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” and “Alkaline” refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiaries A88 Infused Beverage Division, Inc. (a Nevada Corporation hereinafter referred to as “A88 Infused”), A88 International, Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

Corporate Overview

We offer retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes under the trade name Alkaline88®. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any manmade chemicals. Our product also incorporates 84 trace minerals from Himalayan pink rock salt. Our product is designed to have a clean smooth taste using only purified water and the Himalayan pink rock salt. We believe consumers drink our water because of the taste profile and the preconceived health benefits (although we do not market our products as having any potential health benefits), as well as because of our brand and trademark, which we believe is one of the most easily identifiable in the category. Measured by sales volume in 2018, we believe we are now one of the largest alkaline water companies in the United States.

Our product is presently available in all 50 states and the District of Columbia, although over 50% of our current sales are concentrated in the Southwest and Texas. We distribute our product through several channels. We sell through large national distributors, including UNFI, KeHE, C&S, and Core-Mark. We also sell our product to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Examples of our retail clients include Walmart, Food Lion, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client’s own warehouse distribution network.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company. It has entered into co-packing agreements with eight different bottling companies located in Virginia, Georgia, California, Texas, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $8.3 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc. and Packaging Corporation of America.

A88 Infused Beverage Division, Inc.

In August 2018, we formed A88 Infused Beverage Division, Inc., or “A88 Infused,” a Nevada corporation and a wholly-owned subsidiary of our company. A88 Infused's focus is brand extension and product innovations in the wellness water category. We formed A88 Infused to meet what we believe is increasing consumer demand for enhanced and functional (value-added) beverages. We expect A88 Infused to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space.

To prepare for the launch of products by A88 Infused, we have expanded our packaging capabilities. We announced in January, 2019 that Nevada-based Western Group Packing has agreed to produce A88 Infused's flavored Alkaline88® water products and its planned hemp extract-infused water product at its 150,000+ square foot facility located in North Las Vegas, NV. We have received verbal confirmation from many of our current retail clients of their interest in purchasing our flavored Alkaline88®waters. The production of A88 Infused's planned hemp extract product is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA's authorities with respect to food or drugs. As of June 28, 2019, the FDA has not made a determination that the use of hemp extract in food is safe.The FDA has evaluated Generally Recognized as Safe (GRAS) notices for three hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use.

In early February 2019, at the Convenience EPPS trade show in Chicago, Illinois and in May, 2019 at the Western Association of Food Chains Convention, we sampled and offered up for sale "Alkaline88® Flavored," which is available in four different, all natural, sugar-free flavors. We believe "Alkaline88® Flavored" is the first flavored bottled alkaline water to be sold in the United States.

A88 Infused is also developing and preparing for the initial launch of its planned hemp extract product, which will be marketed under the trademark Soothe™. In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit A88 Infused to market hemp extract in water without food additive approval, we expect to produce and sell Soothe™ as still water in bottles. We may also decide to market Soothe™ in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA's GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract. We expect to produce Soothe™ as a low calorie or no calorie, hemp extract-infused water in three flavors. We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

We intend to comply in full with all federal, state, and local laws, rules and regulations as we develop our hemp extract alkaline water and other product lines. We will not pursue the production or sale of hemp extract-infused products until legally permitted.

Plan of Operations

In order for us to implement our business plan over the next 12 months, we have identified the following milestones that we expect to achieve:

  Expansion of Broker Network – We expect to continue to develop our working relationship with our national broker network. We continually meet, train, and go on sales call with our national broker network in order to take advantage of the momentum currently being created by their efforts. We anticipate a considerable amount of travel and ongoing expenses to be incurred as part of this expansion.

  Increase Manufacturing Capacity – (i) Flagship Alkaline88 product: we expect to add one to two new co-packer facilities, strategically located to reduce freight costs and meet current volumes and future growth objectives; and (ii) A88 Infused: we expect to add three to five new co-packer facilities strategically located to meet anticipated volumes by product type and future growth objectives.

  Expand Retail Distribution – We continue to expand our retail presence.

  Addition of Support Staff – In order to support expansion efforts and to continue the training and support of our broker network, we anticipate that we will need to hire approximately four more people on the corporate level for the specific purpose of supporting the broker, distributor and retailers and their logistical and accounting requirements. We continue to seek and interview candidates to fill our growing need for additional staffing.

  Capital Considerations – Our business plan can be adjusted based on the available capital to the business. In March, 2019, we raised net proceeds of $10,450,900 via a public offering of our common stock. We believe the proceeds from this offering, plus anticipated warrant exercises (we have received $1,180,486 from warrant exercises since March 31, 2019) will adequately fund our operations and capital needs for the next 12 months.

The milestones set forth above reflect our current judgment and belief regarding the direction of our business. Actual events, expenditures and results will almost always vary, sometimes materially, from any estimates, predictions, projections or assumptions suggested herein.

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

Distribution Method for Our Products

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

We have distribution agreements with large national distributors (UNFI, KeHe, CoreMark, and C&S), representing over 150,000 retail establishments. Our current retailers include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11’s; large national retailers, including Walmart, CVS, Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Stater Brothers, Publix, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States. In total we are now in more than half of the top 75 grocery retailers in the United States.

We have engaged a producer of private labeled bottled water to assist in the manufacturing, procurement and logistical aspects of our business. Their specialized water production capabilities are expected to allow us to support the growing demand for our products. We believe this arrangement will enable us to further scale production and distribution as the Alkaline88®brand continues to gain market share.

Dependence on Few Customers

We have 2 major customers that together account for 46% (28% and 18%, respectively) of accounts receivable at March 31, 2019, and 2 customers that together account for 43% (25% and 18%, respectively) of the total revenues earned for the year ended March 31, 2019.

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

We have engaged a business and marketing consulting firm and sales broker to assist our company in all aspects of our marketing, trade promotion, public relations and brand development. Their expertise in all aspects of consumer goods brand development, marketing and promotional programs is expected to help us meet the growing consumer demand for both our flagship Alkaline88® product and our upcoming A88 Infused product line. We have also engaged a sales and merchandising broker to implement a unique “Van Program” (where sales representatives sell products directly from vans to the retailers) throughout Texas and California which is intended to bring both our flagship Alkaline88® products and, once launched, A88 Infused’s products to over 13,000 independently owned convenience stores in those markets. We expect to be able to expand the program to an additional nine US markets over the next few years.

Competition

The commercial retail beverage industry, and in particular its non-alcoholic beverage segment, is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital.

We compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: CORE® Hydration, SOBE®, Snapple®, AriZona® Iced Tea, Vitaminwater®, Gatorade Perform®, and POWERADE®.

We compete indirectly with major international beverage companies including but not limited to: The Coca-Cola Company®, PepsiCo, Inc., The Nestlé Group, Dr Pepper Snapple Group, Inc, Danone S.A., The Kraft Heinz Company, and Unilever PLC. These companies have established market presence in the United States and globally, and offer a variety of beverages that are competitors to our products. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the alkaline water market.

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Core, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-gallon bottles. We currently offer our product in a one-gallon bottle for a suggested resale price or an SRP of $4.99, three-liter bottle for an SRP of $3.99, 1.5 liter at an SRP of $2.49, 1 liter at an SRP of $1.99, 700 milliliter single serving at an SRP of $1.19, and a 500 milliliter at an SRP of $0.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our products. We can provide no assurances that consumers will continue to purchase our products or that they will not prefer to purchase a competitive product.

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

The electrolysis process through which our product is produced is proprietary to us and, while the process is not patented, we seek to protect the process through the maintenance of trade secrets and know-how agreements.

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

Employees

In addition to Richard Wright, who is our president, chief executive officer and director, David Guarino, who is our chief financial officer, secretary, treasurer and director, and Ronald DaVella, our executive vice president of finance, we currently employ 14 full time employees and 3 part-time employee. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

Risks Related to Our Business

Because we have a limited operating history, we may have difficulty realizing consistent and meaningful revenues and achieving profitability.

We were incorporated on June 6, 2011, and we only began producing and distributing alkaline bottled water in 2013. Since we have a limited operating history, our ability to successfully develop our products and to realize consistent and meaningful revenues and to achieve profitability has not been established and cannot be assured. For us to realize consistent, meaningful revenues and to achieve profitability, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors. We anticipate operating losses in upcoming future periods. This will occur because there are expenses associated with the development, production, marketing, and sales of our products.

Our financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2019, we had an accumulated deficit of $38,694,879. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of March 31, 2019 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2019 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. Our independent registered public accounting firm audited our internal control over financial reporting as of March 31, 2019 and disclaimed an opinion on our internal controls over financial reporting as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remediated these material weaknesses and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We will need additional funds to continue producing, marketing, and distributing our products.

We will have to spend additional funds to continue producing, marketing and distributing our products. If we cannot raise sufficient capital, we may have to cease operations. We will need additional funds to continue to produce our products for distribution to our target market.

We will have to continue to spend substantial funds on distribution, marketing and sales efforts before we will know if we have commercially viable and marketable/sellable products.

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sufficient sales to cover our expenses and result in profits. Consequently, there is a risk that you may lose all of your investment.

Our development, marketing, and sales activities are limited by our size.

Because of our relative size, we must limit our product development, marketing, and sales activities to the amount of capital we raise. As such, we may not be able to complete our production and business development program in a manner that is as thorough as we would like. We may not ever generate sufficient revenues to cover our operating and expansion costs.

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

We compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: CORE® Hydration, SOBE®, Snapple®, AriZona® Iced Tea, Vitaminwater®, Gatorade Perform®, and POWERADE®.

We compete indirectly with major international beverage companies including but not limited to: The Coca-Cola Company®, PepsiCo, Inc., The Nestlé Group, Dr Pepper Snapple Group, Inc, Danone S.A., The Kraft Heinz Company, and Unilever PLC. These companies have established market presence in the United States and globally, and offer a variety of beverages that are competitors to our products. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the alkaline water market. We compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including: Eternal Naturally Alkaline® Spring Water, Essentia®, CORE® Hydration, Icelandic Glacial™, Real Water®, AQUAhydrate®, Mount Valley Spring Water™, QURE Water®, Penta® Water, and Alka Power™. These companies could bolster their position in the alkaline water market through additional expenditure and promotion.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our products, and to gain sufficient market share in the United States and around the world to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in our company.

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

The alkaline water market is an emerging market and there is no guarantee that this market will expand or that consumer demand will be sufficiently high enough to allow our company to successfully market, distribute and sell our products, or to successfully compete with current or future competition, all of which may result in total loss of your investment.

A failure to introduce new products or product extensions into new marketplaces successfully could prevent us from achieving long-term profitability.

We compete in an industry characterized by rapid changes in consumer preferences, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success. A failure to introduce new products or product extensions into new marketplaces successfully could prevent us from achieving long-term profitability. In addition, customer preferences are also affected by factors other than taste, such as the publicity. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected. In addition, a failure to obtain any required regulatory approvals for our proposed products could have a material adverse effect on our business, operating results and financial condition.

Our growth and profitability depends on the performance of third-party brokers and distributors and on our ongoing relationships with them.

Our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss of your investment. To distribute our products, we use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers within this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our products. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our products. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retailers so that they will promote and carry our products. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

The loss of one or more of our major customers or a decline in demand from one or more of these customers could harm our business.

We have 2 major customers that together account for 46% (28% and 18%, respectively) of accounts receivable at March 31, 2019, and 2 customers that together account for 43% (25% and 18%, respectively) of the total revenues earned for the year ended March 31, 2019. There can be no assurance that such customers will continue to order our products at the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.

We have 2 vendors that accounted for 50% (34% and 16%, respectively) of purchases for the year ended March 31, 2019. Like other companies in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products. Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

Our business is sensitive to public perception. If any product proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our image in the marketplace would be negatively impacted.

Our results of operations may be significantly affected by the public’s perception of our company and similar companies. Our business could be adversely affected if any of our products or similar products distributed by other companies proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products. If our products suffer from negative consumer perception, it is likely to adversely affect our business and results of operations.

Consumers may have preconceptions about the health benefits of alkaline water; such health benefits are not guaranteed or proven.

Health benefits of alkaline water are not guaranteed and have not been proven. Although we do not market our products as having any potential health benefits, there is a consumer perception that drinking alkaline water has beneficial health effects. Consequently, negative changes in consumers’ perception of the benefits of alkaline water or negative publicity surrounding alkaline water may result in loss of market share or potential market share and hence, loss of your investment. We are also prohibited from touting unconfirmed health benefits in our advertising and promotional activities for the products, both directly and indirectly through claims made by third-party endorsers when those endorsers have a material connection to our company.

Water scarcity and poor quality could negatively impact our production costs and capacity.

Water is the main ingredient in our products. It is also a limited resource, facing unprecedented challenges from overexploitation, increasing pollution, poor management, and climate change. As demand for water continues to increase, as water becomes scarcer, and as the quality of available water deteriorates, we may incur increasing production costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.

Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.

We and our bottlers will use water, 84 trace minerals from Himalayan salts and packaging materials for bottles such as plastic and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottlers’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our products and reduce sales.

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

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our products in the United States. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including non-alkaline water. Consumers may also cease purchasing bottled water and consume tap water. Lower consumer demand for our products in the United States could reduce our profitability.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

We rely on third parties to produce and bottle our products, which creates additional risk.

We do not own or operate bottling or co-packing facilities used for the production of the various water products in our portfolio. We rely on those third parties to ensure the quality, safety and integrity of our products. If the third parties that we engage to produce and bottle our products fail to meet our demands or are found by government agencies to be out of compliance with applicable regulatory requirements, our supplies of those products and our future profit margins could be adversely affected.

Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity could adversely affect our business, reputation, financial condition or results of operations.

Product contamination or tampering, the failure to maintain high standards for product quality, safety and integrity, including with respect to raw materials and ingredients obtained from suppliers, or allegations (whether or not valid) of product quality issues, mislabeling, misbranding, spoilage, allergens, adulteration or contamination with respect to products in our portfolio may reduce demand for such products, and cause production and delivery disruptions or increase costs, each of which could adversely affect our business, reputation, financial condition or results of operations. If any of the products in our portfolio are mislabeled or become unfit for consumption or cause injury, illness or death, or if appropriate resources are not devoted to product quality and safety (particularly as we expand our portfolio into new categories) or to comply with changing food safety requirements, we could decide to, or be required to, recall products or withdraw from the marketplace and/or we may be subject to liability or government action, which could result in payment of damages or fines, cause certain products in our portfolio to be unavailable for a period of time, result in destruction of product inventory, or result in adverse publicity (whether or not valid), which could reduce consumer demand and brand equity. Moreover, even if allegations of product contamination or tampering or suggestions that our products were not fit for consumption are meritless, the negative publicity surrounding assertions against us or products in our portfolio or processes could adversely affect our reputation or brands. Our business could also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio. Any of the foregoing could adversely affect our business, reputation, financial condition or results of operations. In addition, if we do not have adequate insurance, if we do not have enforceable indemnification from suppliers, bottlers, distributors or other third parties or if indemnification is not available, the liability relating to such product claims or disruption as a result of recall efforts could materially adversely affect our business, financial condition or results of operations.

Our products are considered premium beverages and are being sold at premium prices compared to our competitors’ products; we cannot provide any assurances as to consumers’ continued market acceptance of our current and future products.

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Core, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-gallon bottles. We currently offer our product in a one-gallon bottle for a suggested resale price or an SRP of $4.99, three-liter bottle for an SRP of $3.99, 1.5 liter at an SRP of $2.49, 1 liter at an SRP of $1.99, 700 milliliter single serving at an SRP of $1.19, and a 500 milliliter at an SRP of $0.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our products. We can provide no assurances that consumers will continue to purchase our products or that they will not prefer to purchase a competitive product.

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

An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand/image.

We regularly evaluate potential expansion into international markets, and any expansion into such international operations could subject us to risks and expenses that could adversely impact our business, financial condition and results of operations.

To date, we have not undertaken substantial commercial activities outside of the United States. We have evaluated, and continue to evaluate, potential expansion into certain other international markets. If and when we seek to expand internationally in the future, our sales and operations would be subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in legal and regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and difficulty in complying with foreign laws and regulations, as well as U.S. laws and regulations that govern foreign activities. Economic uncertainty in some of the geographic regions in which we might operate could result in the disruption of commerce and negatively impact our operations in those areas. Also, if we choose to pursue international expansion efforts, it may be necessary or desirable to contract with third parties, and we may not be able to enter into such agreements on commercially acceptable terms or at all. Further, such arrangements may not perform to our expectations, and we may be exposed to various risks as a result of the activities of our partners.

We rely on key executive officers who have extensive knowledge of our business and the industry in which we operate; the loss of any of these key executive officers would be difficult to replace and may adversely affect our business.

We are highly dependent on three executive officers, Richard Wright, David Guarino and Ronald DaVella, who have extensive knowledge of our business and the industry in which we operate. We do not have “key person” life insurance policies for either of these officers. The loss of Richard Wright, David Guarino and/or Ronald DaVella could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes and consumer marketing. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications between our company and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of our company and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, retailers or suppliers, may experience cybersecurity incidents that may involve data we share with them. Although we have taken steps to prevent cybersecurity incidents, there can be no assurance that such steps will be adequate. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training of our personnel.

Risks Related to Regulations Applicable to our Industry

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce our net operating revenues or profitability.

We and our bottlers offer our products in non-refillable, recyclable containers in the United States. Regulations have been enacted in various jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. Current regulations or the adoption of future regulations in the geographical regions in which we currently operate or intend to operate could adversely affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of our products. Federal laws may preempt some or all of these attempts by state or localities to impose additional labeling or warning requirements. If these types of requirements become applicable to our products under current or future environmental or health laws or regulations, they may inhibit sales of our products. Moreover, if we fail to meet compliance deadlines for any such new requirements, our products may be deemed misbranded or mislabeled and could be subject to enforcement action, or we could be exposed to private lawsuits alleging misleading labels or product promotion.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our currently marketed products are subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state food and drug laws; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Changes to such laws and regulations could increase our costs or reduce our net operating revenues.

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

If we fail to comply with personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.

In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), primarily employees and former employees. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. There is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of applicable personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

If we produce, market and/or sell beverages infused with hemp, as defined under the Agriculture Improvement Act of 2018, we will be subject to a myriad of different laws and regulations governing the use of hemp in food and beverages and if we are unable to comply with such laws in a cost-effective manner, our business could be adversely affected.

The production of a beverage infused with hemp, as “hemp” is defined in the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334), is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA’s authorities with respect to food or drugs. As of June 28, 2019, the FDA has not made a determination that the use of hemp in food is safe. The FDA has evaluated Generally Recognized as Safe or GRAS notices for three hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use. We intend to comply in full with all federal, state, and local laws, rules and regulations as we develop our hemp alkaline water and other product lines. We will not pursue the production or sale of hemp-infused products until legally permitted.

Laws and regulations governing the use of hemp in food and beverages in the United States are broad in scope; subject to evolving interpretations; and subject to enforcement by a myriad of regulatory agencies and law enforcement entities. Under the Agriculture Improvement Act of 2018, a state or Indian tribe that desires to have primary regulatory authority over the production of hemp in the state or territory of the Indian tribe must submit a plan to monitor and regulate hemp production to the Secretary of the United States Department of Agriculture or USDA. The Secretary must then approve the state or tribal plan after determining if the plan complies with the requirements set forth in the Agriculture Improvement Act of 2018. The Secretary may also audit the state or Indian tribe’s compliance with the federally-approved plan. If the Secretary does not approve the state or Indian tribe’s plan, then the production of hemp in that state or territory of that Indian tribe will be subject to a plan established by USDA. USDA has not yet established such a plan. We anticipate that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit the use of hemp in food and beverages.

Federal and state laws and regulations on hemp may address production, monitoring, manufacturing, distribution, and laboratory testing to ensure that that the hemp has a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis. Federal laws and regulations may also address the transportation or shipment of hemp or hemp products, as the Agriculture Improvement Act of 2018 prohibits states and Indian tribes from prohibiting the transportation or shipment of hemp or hemp products produced in accordance with that law through the state or territory of the Indian tribe, as applicable. Because we rely on a nationwide broker-distributor-retailer network whereby brokers represent our products to distributors and retailers in turn sell our product to consumers in the fifty states and the District of Columbia, we may be subject to many different state-based regulatory regimens for hemp, all of which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations, as well as adverse publicity and potential harm to our reputation. We and our suppliers and vendors must take significant enterprise risk management steps to ensure that there is no commingling of hemp and marihuana, as “marihuana” is defined in the federal Controlled Substances Act. Marihuana remains subject to the Controlled Substances Act and related regulations.

Furthermore, if we decide to produce, market and sell beverages infused with hemp outside of the United States, we will be subject to applicable laws and regulations in those non-U.S. jurisdictions, which would require us to expend significant costs associated with compliance.

In addition, it is possible that additional regulations may be enacted in the future in the United States and globally that will be directly applicable to our proposed product offerings infused with hemp. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA’s current position is that the sale of food and beverages that contain hemp-derived cannabidiol or CBD is prohibited under the Federal Food, Drug, and Cosmetic Act; therefore, if we decide to produce, market and/or sell beverages infused with hemp-derived cannabidiol, we may be subject to federal enforcement actions which could adversely affect our business and harm our reputation and brand.

The FDA has jurisdiction over drugs and foods that contain CBD, including CBD derived from hemp. Under the Federal Food, Drug and Cosmetic Act or the FDCA, it is a prohibited act to introduce or deliver for introduction into interstate commerce any food (which the FDCA defines to include beverages) that is adulterated. The FDCA therefore prohibits the introduction or delivery for introduction of a food that contains CBD, because the FDCA deems a food to be adulterated if it bears or contains any food additive that is unsafe and CBD is presently an unsafe food additive under the FDCA and FDA regulations. The FDCA also states that it is a prohibited act to introduce or deliver for introduction into interstate commerce any food to which an FDA-approved drug has been added, unless certain exceptions are met.The FDA has approved a drug in which CBD is an active ingredient, and the agency has stated that based on available evidence, none of the exceptions apply to CBD. One of the exceptions addresses whether the drug was marketed in food before the FDA approved the drug and before the institution of any substantial clinical investigations involving the drug. The FDA has stated that interested parties may present the agency with evidence that has bearing on the issue of whether CBD was marketed in food before the FDA approved the CBD drug in 2018 or before the institution of substantial clinical investigations involving the CBD drug. FDA’s current position is that this provision of the FDCA also prohibits the introduction or delivery for introduction into interstate commerce of a food to which CBD has been added.

Congress may decide to amend the FDCA to permit the use of hemp-derived CBD in food. The FDA may also decide to issue regulations or guidance that address the use of hemp-derived CBD in food or use its enforcement discretion with respect to hemp-derived CBD products. On May 31, 2019, the FDA held a public hearing, as well as providing a broader opportunity for written public comment, for stakeholders to share their experiences and challenges with CBD products, including information and views related to product safety. Based on this hearing, any legislative or regulatory action could take years to implement or finalize and may not include provisions that would enable our company to produce, market and/or sell hemp beverages that contain hemp-derived CBD. We risk becoming subject to adverse publicity and costly federal enforcement actions should we decide to produce, market and/or sell beverages infused with hemp-derived CBD in the United States. We may be required to expend significant resources in defending our company from such actions which could adversely affect our business and results of operations and divert the attention of management. We may also incur the risk of sustaining considerable damage to our reputation and brand should we become party to federal enforcement actions resulting from the production, marketing or sale of hemp-derived CBD infused beverages.

Accordingly, if Congress amended federal laws or FDA issued regulations or guidance permitting the use of hemp-derived CBD in food or announcing the agency’s decision to use its enforcement discretion with respect to hemp-derived CBD products, we and our suppliers and vendors would be required to implement significant enterprise risk management measures to ensure that there is no commingling of CBD derived from marihuana, as “marihuana” is defined in the federal Controlled Substances Act, with any future commercial supply of hemp-derived CBD that is used to produce our products.

The FDA could force the removal of our products from the U.S. market.

The FDA has broad authority over the regulation of our products. The FDA could, among other things, force us to remove our products from the U.S. market, levy fines or change their regulations on advertising. Any adverse action by the FDA could have a material adverse impact on our business.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As our product portfolio evolves, the regulatory environment with regard to our business is also evolving. Government officials often exercise broad discretion in deciding how to interpret and apply applicable laws or regulations. We may in the future receive formal and informal inquiries from various governmental regulatory authorities, as well as self-regulatory organizations or consumer protection watchdog groups, about our business and compliance with local laws, regulations, or standards. Any determination that our products, operations or activities, or the activities of our employees, contractors or agents, are not in compliance with existing laws, regulations or standards, could adversely affect our business in a number of ways. Even if such an inquiry does not result in the imposition of fines, interruptions to our business, loss of suppliers or other third-party relationships, terminations of necessary licenses and permits, or similar direct results, the existence of the inquiry alone could potentially create negative publicity that could harm our business and/or reputation.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property.

Our commercial success will depend in part on obtaining and maintaining trademark protection and trade secret/know-how protection of our products and brands, as well as successfully defending that intellectual property against third-party challenges. We will only be able to protect our intellectual property related to our trademarks and brands to the extent that we have rights under valid and enforceable trademarks, know-how or trade secrets that cover our products and brands. Changes in either the trademark laws or in interpretations of trademark and laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our issued trademarks. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

From time to time we may face intellectual property claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, were a third party to succeed on an infringement claim against us, we may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, we could face an injunction, barring us from conducting the allegedly infringing activity. The outcome of the litigation could require us to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or we may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against us may require us to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible.

Finally, we may initiate claims to assert or defend our own intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert our management’s attention from our business and negatively affect our operating results or financial condition.

We may be subject to claims by third parties asserting that our employees or our company has misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Although we try to ensure that our company, our employees, and independent contractors (suppliers/vendors/distributors) do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our company, our employees, or independent contractors (suppliers/vendors/distributors) have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to our trademarks, as well as claims that our employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Stock

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 41,347,512 shares of common stock are issued and outstanding, 1,500,000 shares of Series C Preferred Stock are issued and outstanding, and 3,800,000 shares of Series D Preferred Stock are issued and outstanding as of June 28, 2019. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the Nasdaq Capital Market or TSX Venture Exchange may be volatile, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is listed on the Nasdaq Capital Market and the TSX Venture Exchange. Trading of our common stock may experience wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance.

A prolonged and substantial decline in the price of our common stock could affect our ability to raise further working capital, thereby adversely impacting our ability to continue operations.

A prolonged and substantial decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we plan to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations and to meet our existing and future financial obligations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 14646 N. Kierland Blvd, Suite 255, Scottsdale, AZ 85254 with a size of 3,352 square feet leased from a third party through September, 2020 at the current rate of $7,751.50 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

We do not own any real estate or other property used in the operation of our current business.

ITEM 3. LEGAL PROCEEDINGS

Our company was named as a defendant in a lawsuit filed on April 6, 2017, by Douglas Horn in the Maricopa County, Arizona, Superior Court, styled as “Horn v. The Alkaline Water Company, Inc., et al.,” cause number CV2017-005485. Mr. Horn sought damages arising out of the alleged breach of a written employment agreement between our company and Mr. Horn. Mr. Horn alleged that our company has failed to pay wages and to transfer stock allegedly owed to him under the terms of his employment agreement. Our company denied the allegations of the claims, and moved to dismiss pursuant to the terms of the employment agreement which require that all disputes be resolved by arbitration. In response, Mr. Horn filed a notice of dismissal of all claims in that court, without prejudice. On September 21, 2017, Mr. Horn filed a Demand for Arbitration with the American Arbitration Association, asserting the same claims. The claim has been assigned No. 01-17-0005-6474. Our company has responded, denying any liability to Mr. Horn. On March 19 to 21, 2019, a three day arbitration hearing on this matter occurred in front of a panel of three arbitrators (the “Panel”). On April 25, 2019, the Panel issued an Interim Arbitration Award finding that Mr. Horn voluntarily left his employment with our company in October, 2016 without legal justification, and ruled that the relevant employment agreement became null and void in October, 2016. The Panel further found our company to be the prevailing party in the arbitration and thus entitled to an award of reasonable attorney fees, costs and expenses. In late May, 2019, we submitted an application for fees and costs. On June 17, 2019, the Panel issued its Final Award granted us an award of $162,670 against Mr. Horn for our attorneys fees and associated costs. We intend to vigorously attempt to collect these awarded fees and costs from Mr. Horn.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for trading on the Nasdaq Capital Market since December 10, 2018 and on the TSX Venture Exchange since April 25, 2018 under the symbol “WTER”. Until the listing of our common stock on the Nasdaq Capital Market on December 10, 2018, our common stock was quoted on the OTC Market Group’s OTCQB.

Transfer Agents

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transhare Corporation, located at 15500 Roosevelt Boulevard, Suite 302, Clearwater, Florida 33760. The co-transfer agent for our common stock is TSX Trust Company, located at 650 West Georgia Street, Suite 2700, Vancouver, British Columbia V6B 4N9, Canada.

Holders of Common Stock

As of June 28, 2019, there were approximately 48 holders of record of our common stock. As of such date 41,347,512 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2013 Equity Incentive Plan)(1)(2)	2,272,900	$0.92	Nil
Equity compensation plans not approved by security holders (2018 Stock Option Plan)(3)	Nil	N/A	2,737,612
Total	2,272,900	$0.92	2,737,612

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

We offer retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes under the trade name Alkaline88®. Our product is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce our 8.8 pH drinking water without the use of any manmade chemicals. Our product also incorporates 84 trace minerals from Himalayan pink rock salt. Our product is designed to have a clean smooth taste using only purified water and the Himalayan pink rock salt. We believe consumers drink our water because of the taste profile and the preconceived health benefits (although we do not market our products as having any potential health benefits), as well as because of our brand and trademark, which we believe is one of the most easily identifiable in the category. Measured by sales volume in 2018, we believe we are now one of the largest alkaline water companies in the United States.

Our product is presently available in all 50 states and the District of Columbia, although over 50% of our current sales are concentrated in the Southwest and Texas. We distribute our product through several channels. We sell through large national distributors, including UNFI, KeHE, C&S, and Core-Mark. We also sell our product to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Examples of our retail clients include Walmart, Food Lion, Albertson’s, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, HEB and Brookshire’s. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client’s own warehouse distribution network.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company. It has entered into co-packing agreements with eight different bottling companies located in Virginia, Georgia, California, Texas, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $8.3 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc. and Packaging Corporation of America.

A88 Infused Beverage Division, Inc.

In August 2018, we formed A88 Infused Beverage Division, Inc., or “A88 Infused,” a Nevada corporation and a wholly owned subsidiary of our company. A88 Infused’s focus is brand extension and product innovations in the wellness water category. We formed A88 Infused to meet what we believe is increasing consumer demand for enhanced and functional (value-added) beverages. We expect A88 Infused to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space.

To prepare for the launch of products by A88 Infused, we have expanded our packaging capabilities. We announced in January, 2019 that Nevada-based Western Group Packing has agreed to produce A88 Infused’s flavored Alkaline88® water products and its planned hemp extract-infused water product at its 150,000+ square foot facility located in North Las Vegas, NV. We have received verbal confirmation from many of our current retail clients of their interest in purchasing our flavored Alkaline88®waters. The production of A88 Infused’s planned hemp extract product is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA’s authorities with respect to food or drugs. As of June 28, 2019, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for three hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use.

In early February 2019, at the Convenience EPPS trade show in Chicago, Illinois and in May, 2019 at the Western Association of Food Chains Convention, we sampled and offered up for sale “Alkaline88® Flavored,” which is available in four different, all natural, sugar-free flavors. We believe “Alkaline88® Flavored” is the first flavored bottled alkaline water to be sold in the United States.

A88 Infused is also developing and preparing for the initial launch of its planned hemp extract product, which will be marketed under the trademark Soothe™. In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit A88 Infused to market hemp extract in water without food additive approval, we expect to produce and sell Soothe™ as still water in bottles. We may also decide to market Soothe™ in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA’s GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract. We expect to produce Soothe™ as a low calorie or no calorie, hemp extract-infused water in three flavors. We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

We intend to comply in full with all federal, state, and local laws, rules and regulations as we develop our hemp extract alkaline water and other product lines. We will not pursue the production or sale of hemp extract-infused products until legally permitted.

Cash Flows

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs, however, as a result of the net proceeds of $10,450,900 raised via a public offering of our common stock in March, 2019, expected warrant exercises including $1,180,486 from warrant exercises received since March 31, 2019 to date, and our credit line, we have sufficient cash to sustain operations through at least June 30, 2020. Our ability to continue as a going concern beyond June 30, 2020 is dependent on our company obtaining additional capital to fund operating losses until we become profitable. If we are unable to obtain additional capital, we could be forced to significantly curtail or cease operations.

Results of Operations

Years Ended March 31, 2019 and March 31, 2018

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2019 and March 31, 2018 which are included herein:

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018
Revenue	$32,199,528	$19,812,199
Cost of goods sold	19,252,768	11,687,017
Gross profit	12,946,760	8,125,182
Net Loss (after operating expenses and other expenses)	(8,617,565)	(6,687,280)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2019 of $32,199,528 as compared to $19,812,199 for the year ended March 31, 2018, an increase of 63%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire’s, Publix, Shaw’s, Raley’s, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2019, we had cost of goods sold of $19,252,768, or 60% of net sales, as compared to cost of goods sold of $11,687,017, or 59% of net sales, for the year ended March 31, 2018. The increase in cost of goods sold as a percentage of net sales compared to the same period last year was due to increased raw material cost and associated freight as a result of our east coast expansion.

Expenses

Our operating expenses for the years ended March 31, 2019 and March 31, 2018 are as follows:

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018
Sales and marketing expenses	$13,009,384	$7,211,399
General and administrative expenses	7,420,078	6,425,069
Depreciation expenses	580,669	418,777
Total operating expenses	$21,010,131	$14,055,245

During the year ended March 31, 2019, our total operating expenses were $21,010,131 as compared to $14,055,245 for the year ended March 31, 2018. Sales and marketing expenses increased by $5.8 million primarily as a result of increased outbound freight costs of $2,728,322 and increased marketing spend of $1,885,139 due to the 63% increase in revenue. General and administrative expenses increased by $995,009 primarily resulting from an increase in professional fees, media fees and legal fees for new stock exchange listings on NASDAQ and the TSX Venture Exchange of approximately $3.9 million, offset by a decrease in stock compensation expenses of $2.9 million. In the year ended March 31, 2018 we incurred $1.7 million in stock compensation expense due to the settlement with related parties as described in Note 7 to the consolidated financial statement and $1.3 million in stock compensation provided to contractors which did not occur in the year ended March 31, 2019.

For the year ended March 31, 2019, the total of $7,420,078 of general and administrative expenses consisted primarily of $4,511,325 of professional fees, media fees and legal fees, $1,423,245 in wage expense and $478,043 in stock compensation expense, relating to stock option expense and stock expense relating to endorsement

For the year ended March 31, 2018, the total of $6,425,069 of general and administrative expenses consisted primarily of $1,255,183 of professional fees and $3,385,340 in stock compensation expense, relating to an agreement to retire Series A preferred stock in exchange for Series D preffered stock and common stock, issuance of common stock to consultants and stock option expense

Liquidity and Capital Resources

Working Capital

	At March 31, 2019	At March 31, 2018
Current assets	$16,537,343	$4,886,491
Current liabilities	7,125,695	5,595,885
Working capital (deficiency)	$9,411,648	$(709,394)

Current Assets

Current assets as of March 31, 2019 and March 31, 2018 primarily relate to $11,032,451 and $988,905 in cash, $3,068,181 and $2,599,095 in accounts receivable and $2,058,012 and $1,002,020 in inventory, respectively. Current assets primarily increased as a result of the capital raise in March 2019 of $10,450,900 and increases in accounts receivable and inventory resulting from the 63% increase in revenues.

Current Liabilities

Current liabilities as of March 31, 2019 and March 31, 2018 primarily relate to $2,898,958 and $2,052,988 in accounts payable, revolving financing of $3,131,279 and $2,592,015, and accrued expenses of $1,095,458 and $819,011, respectively. Current liabilities primarily increased as a result of the 63% increase in revenues.

Cash Flow

Our cash flows for the years ended March 31, 2019 and March 31, 2018 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2019	2018
Net Cash used in operating activities	$(8,128,613)	$(2,625,849)
Net Cash used in investing activities	(1,356,299)	(317,855)
Net Cash provided by financing activities	19,528,458	3,328,804
Net increase in cash and cash equivalents	$10,043,546	$385,100

Operating Activities

Net cash used in operating activities was $8,128,613 for the year ended March 31, 2019, as compared to $2,625,849 used in operating activities for the year ended March 31, 2018. The increase in net cash used was primarily due to the funding of the additional professional fees, media fees and legal fees, freight and marketing expenses and the reduction in stock compensation discussed in the expense section above.

Investing Activities

Net cash used in investing activities was $1,356,299 for the year ended March 31, 2019, as compared to $317,855 used in investing activities for the year ended March 31, 2018. The increase net cash used by investing activities was from increased purchases of production equipment due to the increase in our revenue.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2019 was $19,528,458, as compared to $3,328,804 for the year ended March 31, 2018. The increase of net cash provided by financing activities was mainly attributable to the sale of our common stock for total net proceeds to our company of $17,238,430 and warrant exercises for net proceeds of $1,882,348.

Cash Requirements

We believe that between the net proceeds of $10,450,900 raised via a public offering of our common stock in March, 2019 discussed above, expected warrant exercises including $1,180,486 from warrant exercises received to date, and our credit line, we will have sufficient cash to sustain operations including our cash needs for the above milestones through at least June 30, 2020. If our own financial resources and future cash-flows from operations beyong June 30, 2020 are insufficient to sustain operations, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The Alkaline Water Company Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheet of The Alkaline Water Company Inc. (the “Company”) as of March 31, 2019, and the related statement of operations, changes in stockholder’s equity and cash flows for the year ended March 31, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations, stockholder’s equity and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated July 1, 2019, expressed a disclaimer of an opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Basking Ridge, New Jersey
July 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Alkaline Water Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Alkaline Water Company Inc. (the “Company”) as of March 31, 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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
June 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the Board of Directors of
The Alkaline Water Company Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited The Alkaline Water Company Inc’s (the “Company”) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Because of the significance of the matter described in the Basis for Disclaimer of Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of March 31, 2019, and the related statements of operations, changes in stockholder’s equity and cash flows for the year ended March 31, 2019 and the related notes to the financial statements of the Company and our report dated July 1, 2019, expressed an unqualified opinion.

Basis for Disclaimer of Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Because material weaknesses have been identified, as described in ‘Management’s Annual Report on Internal Control over Financial Reporting’ we were unable to apply the appropriate procedures to test the controls during the year. The scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected, on a timely basis. If one or more material weaknesses exist, an entity's internal control over financial reporting cannot be considered effective. The following material weaknesses have been included in the accompanying report ‘Management’s Annual Report on Internal Control over Financial Reporting’.

1) The Company did not prepare a risk assessment for internal control over financial reporting during the year ended March 31, 2019.

2) The Company did not retain certain evidence to support internal controls over financial reporting during the year ended March 31, 2019.

3) The Company did not document or test internal control over financial reporting during the year ending March 31, 2019.

4) The Company’s internal control over financial reporting lacked adequate oversight.

We considered the material weaknesses identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the March 31, 2019 financial statements, and this report does not affect such report on the financial statements.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and preform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and preforming such other procedures as we considered necessary in the circumstances. Because material weaknesses have been identified, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Prager Metis CPAs, LLC

Basking Ridge, New Jersey
July 1, 2019

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$11,032,451	$988,905
Accounts receivable	3,068,181	2,599,095
Inventory	2,058,012	1,002,020
Prepaid expenses	378,699	296,471

Total current assets	16,537,343	4,886,491

Fixed assets - net	1,945,265	1,169,635

Total assets	$18,482,608	$6,056,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,898,958	$2,052,988
Accrued expenses	1,095,458	819,011
Revolving financing	3,131,279	2,592,015
Note payable	-	131,583
Derivative liability	-	288

Total current liabilities	7,125,695	5,595,885

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series C issued and outstanding 1,500,000 and Series D issued and outstanding issued 3,800,000 at March 31, 2019 and 2018	5,300	5,300
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 39,573,512 and 25,991,346 shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively	39,573	25,990
Additional paid in capital	50,006,919	30,506,265
Accumulated deficit	(38,694,879)	(30,077,314)

Total stockholders' equity	11,356,913	460,241

Total liabilities and stockholders' equity	$18,482,608	$6,056,126

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	March 31, 2019	March 31, 2018

Revenue	$32,199,528	$19,812,199

Cost of Goods Sold	19,252,768	11,687,017

Gross Profit	12,946,760	8,125,182

Operating expenses
Sales and marketing expenses	13,009,384	7,211,399
General and administrative	7,420,078	6,425,069
Depreciation	580,669	418,777

Total operating expenses	21,010,131	14,055,245

Total operating loss	(8,063,371)	(5,930,063)

Other income (expense)
Interest expense	(554,482)	(465,336)
Amortization of debt discount	-	(295,000)
Change in derivative liability	288	3,119

Total other income (expense)	(554,194)	(757,217)

Net loss	$(8,617,565)	$(6,687,280)

LOSS PER SHARE (Basic and Diluted)	$(0.27)	$(0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	31,932,168	20,643,082

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2019 AND MARCH 31, 2018

	Preferred Stock		Common Stock		Additional	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Deficit	Total

Balance, March 31, 2017	23,000,000	$23,000	17,532,451	$17,531	$24,181,029	$(23,388,534)	833,026

Retirement of Preferred A stock	(20,000,000)	(20,000)	-	-	-		(20,000)

Conversion of Preferred C stock to common stock	(1,500,000)	(1,500)	1,500,000	1,500	-	(1,500)	(1,500)

Issuance of Preferred D stock	3,000,000	3,000					3,000

Settlement with related parties (See Note 8)	800,000	800	1,400,000	1,400	1,718,795		1,720,995

Beneficial conversion feature on convertible note			-	-	295,000		295,000

Conversion of note payable to common stock			514,853	515	514,068		514,583

Shares issued for services			1,023,024	1,023	1,301,792		1,302,815

Warrant exercises			3,900,000	3,900	1,946,100		1,950,000

Stock Options issued to employees			-	-	549,602		549,602

Stock Option exercises			121,018	121	(121)		-

Net loss						(6,687,280)	(6,687,280)

Balance, March 31, 2018	5,300,000	$5,300	25,991,346	$25,990	$30,506,265	$(30,077,314)	460,241

Shares issued in connection with offerings			11,351,612	11,352	17,227,077		17,238,429

Warrant exercises			2,091,497	2,091	1,880,257		1,882,348

Stock Option expense			-	-	393,460		393,460

Stock Option exercises			139,057	140	(140)		-

Net loss						(8,617,565)	(8,617,565)

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$(38,694,879)	$11,356,913

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,617,565)	$(6,687,280)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	580,669	418,777
Stock compensation expense	393,460	3,554,912
Amortization of debt discount and accretion	-	295,000
Interest expense converted to equity	-	14,583
Interest expense relating to amortization of capital lease discount	-	60,089
Change in derivative liabilities	(288)	(3,119)
Changes in operating assets and liabilities:
Accounts receivable	(469,086)	(1,179,814)
Inventory	(1,055,992)	(182,032)
Prepaid expenses and other current assets	(82,228)	10,776
Accounts payable	845,970	709,164
Accrued expenses	276,447	363,095

NET CASH USED IN OPERATING ACTIVITIES	(8,128,613)	(2,625,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,356,299)	(317,855)

CASH USED IN INVESTING ACTIVITIES	(1,356,299)	(317,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	-	500,000
Proceeds from revolving financing, net	539,264	1,155,932
Proceeds from sale of common stock, net	17,238,429	-
Proceeds for the exercise of warrants, net	1,882,348	1,950,000
Repayment of notes payable	(131,583)	(18,826)
Repayment of capital lease	-	(258,302)

CASH PROVIDED BY FINANCING ACTIVITIES	19,528,458	3,328,804

NET CHANGE IN CASH	10,043,546	385,100

CASH AT BEGINNING OF PERIOD	988,905	603,805

CASH AT END OF PERIOD	$11,032,451	$988,905

INTEREST PAID	$430,614	$324,260

TAXES PAID	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTION
Conversion of note payable to common shares	$-	$514,602

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes under the trade name Alkaline88® which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals.

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

All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc., A88 Infused Beverage Division, Inc., A88 International, Inc., and Alkaline 88, LLC will be collectively referred herein to as the “Company”. Any reference herein to “The Alkaline Water Company Inc.”, the “Company”, “we”, “our” or “us” is intended to mean The Alkaline Water Company Inc., including the subsidiaries indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company had $11,032,451 and $988,905 in cash and cash equivalents at March 31, 2019 and March 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2019 and 2018:

	2019	2018
Trade receivables, net	$3,142,580	$2,667,010
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Accrual for 2% 10 days discount	(34,399)	(27,915)
Net accounts receivable	$3,068,181	$2,599,095

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. The accounts receivable balance is pledged as collateral for the Company’s revolving financing as disclosed in Note 4.

Inventory

Inventory represents raw materials and finished goods valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. The inventory balance is pledged as collateral for the Company’s revolving financing as disclosed in Note 4.

As of March 31, 2019 and 2018, inventory consisted of the following:

	2019	2018
Raw materials	$1,066,105	$766,556
Finished goods	991,907	235,464
Total inventory	$2,058,012	$1,002,020

Property and Equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets or the lease term, whichever is shorter. The Company originally estimated the useful life of water production equipment as 5 years. During the year ended March 31, 2019, the company reevaluated the useful life of its water production equipment as the machinery began to wear out sooner than originally expected over a 3 year period due to an increase in revenue. The Company recorded this change and recorded the adjusted depreciation in fiscal 2019; the effect of which was not material.

Stock-Based Compensation

The Company accounts for stock-based compensation is in accordance with Accounting Standards Codification (“ASC”) 718. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2019 and 2018 were $374,500 and $479,524 respectively

Revenue Recognition

We recognize revenue when our performance obligations are satisfied. Our primary performance obligation (the distribution and sale of beverage products) is satisfied upon the delivery of products to our customers, which is also when control is transferred. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods. The Company provides credit to its customers which typically requires payment within 30 days. As an incentive to pay early the Company also typically provides a 2% discount if the customer pays within 10 days. The Company estimates the amount of the discount that the customer is likely to take and records it as reduction in revenue. The amounts are not considered material. After evaluating the revenue disclosure requirements the Company does not believe that it needs to disaggregate revenues.

Revenue consists of the gross sales price, less estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $5,393,253 and $2,664,931 for the years ended March 31, 2019 and 2018, respectively.

Concentration Risks

We have 2 major customers that together account for 46% (28% and 18%, respectively) of accounts receivable at March 31, 2019, and 2 customers that together account for 43% (25% and 18%, respectively) of the total revenues earned for the year ended March 31, 2019.The Company has 2 vendors that accounted for 50% (34%, and 16% respectively) of purchases for the year ended March 31, 2019.

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

The Company had 1,236,510 and no shares relating to options, 3,190,479 and 887,348 shares relating to warrants and 1.5 million convertible preferred shares at March 31, 2019 and 2018, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.

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

The company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the company. Unobservable inputs are inputs that reflect the company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2019 and 2018, the company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2019:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this ASU using the full retrospective method effective April 1, 2018. The impact of adoption of this ASU was immaterial and, accordingly, there were no changes to the previously issued financial statements for the year ended March 31, 2018.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The new standard is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statements of cash flows and must be adopted retrospectively for each prior reporting period presented upon initial adoption. ASU 2016-15 was adopted effective April 1, 2018 and did not have a material impact on the Company’s consolidated financial statements for the years ended March 31, 2018 and 2019 . Accordingly, there were no transactions that required retrospective adjustments in the consolidated statements of cash flows for the year ended March 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard was adopted by the Company in the first quarter of fiscal 2019 and did not have a material impact on its consolidated financial statements.

Standards Required to be Adopted in Future Years.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company does not believe that the impact of adopting this standard will have a material effect on its financial statements .

     In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. The Company will adopt this standard as of April 1, 2019, the first day of its 2020 fiscal year, using the modified retrospective approach. The Company will elect an optional practical expedient to retain its current classification of leases, and as a result, anticipates that the initial impact of adopting this new standard on its consolidated statement of operations and consolidated statement of cash flows will result in a lease liability of approximately $140,000 and a right of use asset of approximately $124,000. The Company’s undiscounted minimum lease commitments under its operating leases are disclosed in Note 9.

The Company has evaluated other recent accounting pronouncements through June 2019 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 – CASH FLOWS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2019 of ($38,694,879). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs, however, as a result of the $10,450,900 (net of offering costs) raised in our public offering in March 2019, expected warrant exercises including $1,180,486 from warrant exercises received to date, and our credit line we believe we will have sufficient cash to sustain operations through at least June 30, 2020.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2019	March 31, 2018
Machinery and Equipment	$3,764,533	$2,096,074
Machinery – Construction in Progress	-0-	312,160
Office Equipment	29,000	29,300
Less: Accumulated Depreciation	(1,848,568)	(1,267,899)
Fixed Assets, net	$1,945,265	$1,169,635

Depreciation expense for the years ended March 31, 2019 and 2018 was $580,669 and $418,777, respectively.

On February 1, 2018, we exercised our purchase option to purchase four alkaline generating electrolysis system machines leased under the master lease agreement entered into on October 22, 2014, as amended on February 25, 2015 with Veterans Capital Fund, LLC for a total of $160,000. The purchase price bears interest of 12% per annum and is payable in eleven equal monthly installments of $14,934.00 each and one final installment of $4,040.41, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment due and payable on January 1, 2019. As of March 31, 2019, the equipment was paid for in full.

NOTE 4 – REVOLVING FINANCING

On February 1, 2017, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Fund, L.P. (the “Lender”).

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its “prime rate,” plus (ii) 3.25%, payable monthly in arrears. The interest rate as of March 31, 2019 was 8.75% .

To secure the payment and performance of the obligations under the Credit Agreement, the Company granted to the Lender a continuing security interest in all of the Company’s assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

In connection with the Credit Agreement, the Company paid to the Lender a $30,000 facility fee. The Company agreed to pay the Lender monthly an unused line fee in amount equal to 0.083% per month of the difference derived by subtracting (i) the average daily outstanding balance under the Revolving Facility during the preceding month, from (ii) the Revolving Loan Commitment Amount. The unused line fee will be payable monthly in arrears. The Company also agreed to pay the Lender as additional interest a monthly collateral management fee equal to 0.35% per month calculated on the basis of the average daily balance under the Revolving Facility outstanding during the preceding month. The collateral management fee will be payable monthly in arrears. Upon a termination of the Revolving Facility, the Company agreed to pay the Lender a termination fee in an amount equal to 2% of the Revolving Loan Commitment Amount if the termination occurs before February 1, 2020. The Company must also pay certain fees in the event that receivables are not properly deposited in the appropriate lockbox account.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBTDA, fixed charge coverage ratio and minimum liquidity requirements. The Company was in compliance with those covenants as of March 31, 2019.

On February 13, 2018, the Lender agreed to provide the Company a $400,000 Temporary Over Advance (“TOA”) under the Credit Facility Agreement. The TOA was repaid as follows: (i) the Company made five (5) weekly principal payments on the TOA each in the amount of $20,000 commencing on April 23, 2018 and on the first Business Day of each calendar week thereafter through and including May 21, 2018, (ii) the Company made ten (10) weekly principle payments on the TOA, each in the amount of $30,000, commencing on May 28, 2018 and on the first Business Day of each calendar week thereafter through and including July 30, 2018 and (iii) repaid the remaining principal balance on the TOA, if any, in full on or prior to July 30, 2018.

On February 14, 2018, David Guarino, the Company's Chief Financial Officer, entered into a Guarantee Agreement (the “Guarantee”) with the Lender in order for the Lender to agree to provide the Company the $400,000 TOA under the Credit Agreement. Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA only, under the Credit Agreement, with the Lender. As of March 31, 2019, the TOA has been repaid in full.

On December 31, 2018, the Lender agreed to provide the Company a $400,000 Temporary Over Advance (“TOA 2”) under the Credit Facility Agreement. The TOA2 is to be repaid as follows: (i) the Company shall make five (5) weekly principal payments on the TOA 2 each in the amount of $20,000 commencing on February 18, 2019 and on the first Business Day of each calendar week thereafter through and including March 18, 2019, (ii) the Company shall make ten (10) weekly principal payments on the TOA 2, each in the amount of $30,000, commencing on March 25, 2018 and on the first Business Day of each calendar week thereafter through and including May 27, 2019 and (iii) repay the remaining principal balance on the TOA 2, if any, in full on or prior to May 27, 2019. As of March 31, 2019, the TOA 2 was repaid in full.

On December 31, 2018, David Guarino entered into a Guarantee Agreement (the “Guarantee 2”) with the Lender in order for the Lender to agree to provide the Company the $400,000 TOA 2 under the Credit Agreement. Under the Guarantee 2, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA 2 only, under the Credit Agreement, with the Lender.

On June 28, 2019, the Credit Agreement was amended to extend the expiration date to July 1, 2021, to increase the loan commitment amount to $5 million from $4 million and to change the termination fee to 1% from 2%. All other terms and conditions of the Credit Agreement remained the same.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

Grant of Series C Convertible Preferred Stock

On March 30, 2016, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series C Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) the Company achieves consolidated revenue equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. At March 31, 2018 and 2019, 1,500,000 shares of Series C preferred stock were convertible into common stock.

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as “Series D Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and nonassessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. In May, 2017, the Company issued a total of 3,000,000 shares of our Series D Preferred Stock to our directors, officers, consultants and employees. In November, 2017, the Company issued an additional 800,000 shares of our Series D Preferred Stock as follows: (a) 300,000 shares to Steve Nickolas pursuant to the Settlement Agreement detailed below; and (b) 500,000 shares to Richard Wright pursuant to the Exchange Agreement and stock option forfeitures detailed below. We issued these shares relying on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

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

On December 30, 2015, the Company effected a fifty for one reverse stock split of its authorized and issued and outstanding shares of common stock. As a result, the authorized common stock decreased from 1,125,000,000 shares of common stock, with a par value of $0.001 per share, to 22,500,000 shares of common stock, with a par value of $0.001 per share. All shares and per share amounts were retroactively restated to reflect such split.

On January 21, 2016, stockholders of our company approved, by written consents, an amendment to the articles of incorporation of our company to increase the number of authorized shares of our common stock from 22,500,000 to 200,000,000.

On March 12, 2019, the Company closed an underwritten public offering of 4,600,000 shares of our common stock. The shares were issued at a purchase price of $2.50 per share, for net proceeds of $10,450,900.

Common Stock Issued for Services

In the years ended March 31, 2019, the Company did not issue any common stock for services, however, the Company accrued $84,583 under an agreement that obligates the Company to issue 50,000 shares to a consultant for services rendered of which approximately 29,000 shares were earned as of March 31, 2019. For the year ended March 31, 2018 the company recorded $1,302,815 for common stock issued to contractors for services rendered.

NOTE 6 – OPTIONS AND WARRANTS

Stock Option Awards

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

For the years ended March 31, 2019 and March 31, 2018 the Company has recognized compensation expense of $393,460 and $549,602 respectively, on the stock options granted in April 2017 that vested. The unvested amounts will be amoritized over the next two years. The fair value of the unvested shares is $786,920 as of March 31, 2019. The aggregate intrinsic value of outstanding options was $4,114,439 at March 31, 2019. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2017	4,145,800	$0.92	7.7
Granted	1,790,000	1.29	9.1
Exercised	(181,000)	0.52	9.7
Expired/Forfeited	(3,320,800)	0.55	6.9
Outstanding at March 31, 2018	2,434,000	1.09	8.0
Granted	-	-	-
Exercised	(161,100)	1.03	4.5
Expired/Forfeited	-	-	-
Outstanding at March 31, 2019	2,272,900	1.09	4.5
Exercisable at March 31, 2019	1,477,710	0.98	4.5

Warrants

On March 1, 2018, pursuant to Warrant Amendment Agreements dated February 22, 2018 with 16 holders (the “Holders”) of our common stock purchase warrants (the “existing warrants”), we issued an aggregate of 3,900,000 shares of our common stock upon exercise of the Existing Warrants at an exercise price of $0.50 per share for aggregate gross proceeds of $1,950,000. The Existing Warrants were issued by us as part of an offering that closed on March 4, 2016. In addition, pursuant to the Warrant Amendment Agreements, we issued new common stock purchase warrants of our company (the “New Warrants”) in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that (i) the exercise price of the New Warrants is $0.60 per share, subject to adjustment in the New Warrants, (ii) the expiry date of the New Warrants is September 1, 2019 and (iii) the New Warrants are non-transferable.

On May 31, 2018, the Company issued 5,131,665 Units of the Company at a price of US$0.75 per Unit for aggregate gross proceeds of US$3,848,749. Each Unit consisted of one share of common stock of the Company (each, a “Share”) and one-half of one share purchase warrant (each whole warrant, a “Warrant”). One Warrant entitles the holder thereof to purchase one additional Share of the Company (each, a “Warrant Share”) at a price of US$0.90 per Warrant Share for a period of two years from closing.

On October 1, 2018, the Company closed a non-brokered private placement financing (the “Financing”) of 1,619,947 units (each, a “Unit”) at a price of CDN$2.50 per Unit for gross proceeds of $2,979,596. Each Unit consists of one share of common stock of the Company (each, a “Share”) and one share purchase warrant (each, a “Warrant”), with each Warrant entitling the holder thereof to purchase one additional Share at a price of CDN$2.90 per Share for a period of two years. All securities issued in the Financing were subject to a Canadian holding period which expired on January 28, 2019. The Company paid finder’s fees of $123,572 and issued 49,428 warrants.

The following is a summary of the status of all of our warrants as of March 31, 2019 and changes during the years ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2017	4,192,916	$0.79
Granted	3,900,000	0.50
Exercised	(3,900,000)	0.50
Cancelled or Expired	(162,858)	4.71
Outstanding at March 31, 2018	4,030,059	0.79
Granted	4,252,541	1.40
Exercised	(2,092,052)	0.90
Cancelled or Expired	2,326	27.50
Outstanding at March 31, 2019	6,188,222	1.16
Warrants exercisable at March 31, 2019	6,188,222	1.16

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2019:

STOCK WARRANTS OUTSTANDING

	Number of	Weighted-Average
	Warrants	Remaining Contractual
Exercise Price	Outstanding	Life in Years
$9.375	19,066	0.08
7.50	6,667	0.08
5.00	102,000	0.90
2.17(*)	1,686,157	1.5
0.90	474,332	1.2
0.60	3,900,000	1.4

*Note – The warrant exercise price is C$ 2.90 = U.S. $2.17 (rate 1.3352) at 03/31/19

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 8, 2013, the Company issued a total of 20,000,000 shares of non-convertible Series A Preferred Stock to Steven Nickolas, former Chairman and CEO as of April 7, 2017, and Richard Wright (10,000,000 shares to each), in consideration for the past services, at a deemed value of $0.001 per share. We valued these shares based on the cost considering the time and average billing rate of these individuals and recorded a $20,000 stock compensation cost for the year ended March 31, 2014. On October 30, 2018, Steven Nickolas forfeited his 10,000,000 shares of our Series A Preferred Stock pursuant to the Settlement Agreement detailed below. On November 8, 2018, Richard Wright forfeited his 10,000,000 shares of our Series A Preferred Stock pursuant to the Exchange Agreement as detailed below.

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

On October 31, 2017, our company and its subsidiaries entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Steven P. Nickolas, the Nickolas Family Trust, Water Engineering Solutions, LLC and Enhanced Beverages, LLC, companies and trust that are controlled or owned by Mr. Nickolas, (collectively, the “Nickolas Parties”) and McDowell 78, LLC and Wright Investments Group, LLC, a company controlled or owned by Richard Wright, (collectively, “Wright/McDowell”). The Settlement Agreement provides, among other things, the following: a) simultaneous with the full execution of the Settlement Agreement, we agreed to pay Mr. Nickolas $110,000 in one lump sum (paid); b) in exchange of 700,000 shares of our common stock and 300,000 shares of our Series D Preferred Stock described above, Mr. Nickolas forfeited his 10,000,000 shares of our Series A Preferred Stock, to be cancelled for no further consideration; c) upon the full execution of the Settlement Agreement, Mr. Nickolas and our company agreed to file the stipulations to dismiss the complaints and counterclaim filed by each of them with prejudice, with each side to bear its own costs and attorney’s fees. In addition, our company and Wright/McDowell agreed that they will effectuate the dismissal of an arbitration proceeding against the Nickolas Parties with prejudice, with each side to bear its own attorneys’ fees and costs; e) Mr. Nickolas acknowledged and agreed that the employment agreement between Mr. Nickolas and our company was terminated as of April 7, 2017 and no further amounts are owed to Mr. Nickolas under the employment agreement and we agreed to waive restrictive covenants set out in the employment agreement; f) we agreed to assume financial responsibility for certain obligations owed by Mr. Nickolas; g) Mr. Nickolas acknowledged and agreed that 1,500,000 stock options with an exercise price of $0.52 issued to Mr. Nickolas on or about March 1, 2016 has expired and a total of 148,000 stock options issued to Mr. Mr. Nickolas before 2016 will automatically expire 90 days from October 6, 2017, the date Mr. Nickolas ceased being a director of our company; and h) the parties also agreed to mutual release of claims.

On November 8, 2017, Richard Wright and the Company entered in to an Exchange Agreement and Mutual Release of Claims (the “Exchange Agreement”). The Exchange Agreement provided, among other things, for the following: a) in exchange for the issuance of 700,000 shares of our common stock and 300,000 shares of our Series D Preferred Stock described above, Richard Wright forfeited his 10,000,000 shares of our Series A Preferred Stock, to be cancelled for no further consideration; and b) Richard Wright also agreed to a release of claims against the Company. Also on November 8, 2017, Richard Wright forfeited stock options to purchase 1,500,000 shares of our company’s common stock at an exercise price of $0.52 per share in exchange for the Company agreeing to issue Richard Wright an additional 200,000 shares of Series D Preferred Stock. The Company recognized an expense in the amount of $875,200 relating to the issuance of the 700,000 shares of common stock and $200 relating to the issuance of the 200,000 shares of Series D preferred stock.

On September 14, 2017, October 17, 2017 and November 22, 2017 Wright Investment Group LLC, an entity controlled by Richard Wright, chief executive officer, president and director, advanced $200,000, $400,000 and $400,000, respectively, to the Company for a total of $1,000,000 advanced. The $1,000,000 in advancements were repaid to Wright Investment Group, LLC on March 2, 2018.

On February 14, 2018, David A. Guarino entered into a Guarantee Agreement (the “Guarantee 1”) with CNH Specialty Finance (the “Lender”) in order for the Lender to agree to provide the Company a $400,000 Temporary Over Advance (“TOA 1”) under the Credit Facility Agreement (the “Credit Agreement”). Under the Guarantee 1, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA 1 only, under the Credit Agreement, with the Lender. The TOA 1 was repaid in full as of March 31, 2019.

On December 31, 2018, David A. Guarino entered into a Guarantee Agreement (the “Guarantee 2”) with the Lender in order for the Lender to agree to provide the Company a second $400,000 TOA under the Credit Agreement (“TOA 2”). Under the Guarantee 2, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company’s obligations to repay the TOA 2 only, under the Credit Agreement, with the Lender.

Employment Agreement with Steven Nickolas

On March 30, 2016, the Company entered into an employment agreement dated effective March 1, 2016 with Steven Nickolas, our former president, chief executive officer and director, pursuant to which Mr. Nickolas agreed to perform such duties as are regularly and customarily performed by the president and chief executive officer of a corporation, and any other duties consistent with Mr. Nickolas’s position in our company. Pursuant to the terms of the employment agreement, the Company have agreed to (i) pay Mr. Nickolas $15,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Nickolas 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). The Company also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Nickolas; and (iii) the termination of the employment agreement for any reason.

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

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at March 31, 2019 and 2018:

	2019	2018
Deferred income tax assets:	$5,410,000	$3,360,000
Valuation allowance	(5,410,000)	(3,360,000)
Net total	$-	$-

At March 31, 2019, the Company had net operating loss carryforwards of approximately $21,700,000 and net operating loss carryforwards expire in 2023 through 2037. The current year’s net operating loss will carryforward indefinitely.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss (“NOL”) carrybacks, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

The valuation allowance was decreased by $490,000 during the year ended March 31, 2018 as a result of the reduction in the U.S. tax rate to 21%. The current income tax benefit of $2,050,000 generated for the year ended March 31, 2019 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2019 and 2018 the Company has no unrecognized uncertain tax positions, including interest and penalties.

The Company’s federal income tax returns for tax years ended March 31, 2016 and beyond remain subject to examination by the Internal Revenue Service. The returns for Arizona, the Company’s most significant state tax jurisdication, remain subject to examinination by the Arizona Department of Revenue for tax years ended March 31, 2015 and beyond.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company has long-term leases for its office, warehouse, and office equipment under non cancelable operating leases from April 1, 2016 through December 26, 2020. At March 31, 2019, future minimum contractual obligations were as follows:

FACILITIES

Year ending March 31, 2020	$117,678
Year ending March 31, 2021	71,021
Total Minimum Lease Payments:	$188,699

Rent expense for the years ended March 31, 2019 and 2018 was $114,822 and $102,445, respectively.

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

On December 1, 2016, the Company entered into a 16-month lease agreement for certain warehouse space requiring a monthly payment of $2,250. On May 7, 2018, the Company extended the lease until March 30, 2019, requiring a monthly payment of $2,375 for the period June 1, 2018 to March 31, 2019. On March 11, 2019, the Company extended the lease one additional year until March 31, 2020 at a rate of $2,450 per month.

On September 26, 2017, the Company entered into a 39-month lease agreement for its corporate headquarters in Scottsdale, Arizona requiring a monthly payment of $7,611.83, with a monthly lease increase to $7,751.83 per month in months 15-26 of the lease and to $7,981.17 per month in the months 27-39 of the lease.

NOTE 10 – LOANS PAYABLE

On December 31, 2017, the Company exercised its purchase option with Lessor to purchase all four pieces of equipment leased under a master lease agreement for a total of $160,000 (the “Purchase Payment”). The Purchase Payment bore interest of 12% per annum and was payable in eleven equal monthly installments of $14,934.00 each and one final installment of $4,040.41, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment due and payable on January 1, 2019. As of March 31, 2019, the equipment has been paid for in-full.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

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

On September 29, 2017, Turnstone Capital Inc. converted the $500,000 plus accrued interest of $14,583 to 514,583 common shares at the conversion price of $1.00 per share. Upon conversion the remaining unamortized debt discount of $295,000 was immediately amortized.

NOTE 12 – SUBSEQUENT EVENTS

Effective as of April 12, 2019, we issued an aggregate of 74,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CAD$2.90 per share for an aggregate gross proceeds of $160,486

Effective as of April 26, 2019, we issued an aggregate of 1,700,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of US$0.60 per share for aggregate gross proceeds of US$1,020,000. The closing of the exercise of these warrants occurred on May 7, 2019.

All of these shares were issued to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities act of 1933, as amended.

On June 28, 2019, the Credit Agreement was amended to extend the expiration date to July 1, 2021 , to increase the loan commitment amount to $5 million from $4 million and to change the termination fee to 1% from 2%. All other terms and conditions of the Credit Agreement remained the same.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2019 and that there were material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses:

(1)	We did not document our risk assessment accounting processes and procedures in a timely manner.

(2)	We did not retain evidence of the internal controls established to document the approval and reconciliation of our sales and inventory processes.

(3)

We lacked adequate oversight related to the development and performance of internal control over financial reporting. Due to the limited number of personnel in our company, there were inherent limitations to segregation of duties amongst personnel to perform adequate oversight.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented

Remediation

In response to the material weaknesses discussed above, we have hired Ronald DaVella in April 2019 as our Executive Vice-President of Finance. Mr. DaVella brings to our company over thirty years of experience as an audit partner with the Big 4 accounting firm of Deloitte, and serves as the audit committee chair of another NASDAQ listed company based in Arizona. Mr. DaVella will be leading the effort to strengthen and improve our internal controls and associated processes in fiscal year 2020 and beyond. In addition we have engaged a third party to document our controls, to develop and implement a comprehensive control framework, and to train our employees on the related control execution and evidence. We also are working on implementing a new integrated ERP system.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary.

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

Prager Metis CPAs, LLC, an independent registered public accounting firm, has provided an attestation report on our internal control over financial reporting as of March 31, 2019 (which includes a disclaimer), is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 27, 2019, we entered into an amendment to the credit and security agreement with CNH Finance Fund I, L.P. (formerly known as SCM Specialty Finance Opportunities Fund, L.P.), pursuant to which the credit and security agreement was amended to extend the expiration date to July 1, 2021, to increase the loan commitment amount to $5 million from $4 million and to change the termination fee to 1% from 2%. All other terms and conditions of the credit and security agreement remains the same.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Richard Wright	President, Chief Executive Officer, Vice-President, Chief Operating Officer, and Director	61	May 31, 2013
David Guarino	Chief Financial Officer, Secretary, Treasurer and Director	55	April 28, 2017
Aaron Keay	Chairman of the Board and Director	42	July 22, 2016
Bruce Leitch	Director	61	September 8, 2016
Brian Sudano	Director	55	September 14, 2018
Ronald DaVella	Executive Vice President of Finance	61	May 1, 2019

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Richard Wright

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

Mr. Keay has been the President and Managing Partner of Inform Capital Partner, a corporate finance advisory and merchant banking firm, from 2008 to present. He was the Chairman, CEO and director of Inform Resources Corp., a mining company listed on the TSX Venture Exchange (the “TSXV”), from August 2010 until July 10, 2014. Mr. Keay was the CEO, President and director of IDM Mining Ltd. (formerly Revolution Resources), a mining company listed on the Toronto Stock Exchange, from 2009 until January 7, 2015. He was a director of OrganiGram Holdings Inc., an industrial company specializing in the production of condition specific medical marijuana under license from Health Canada listed on the TSXV, from September 14, 2010 until July 17, 2014. Mr. Keay was a director of Plateau Uranium Inc. (formerly Macusani Yellowcake Inc.), a uranium exploration and development company listed on the TSXV, from April 5, 2013 until September 4, 2014. He was a director of Aftermath Silver Inc. (formerly Full Metal Zinc Ltd.), a mineral exploration and development company listed on the TSXV, from February 2011 until December 12, 2013. Mr. Keay holds a Bachelor of Human Kinetics from the University of British Columbia.

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

Brian Sudano

Mr. Sudano is Managing Partner of Beverage Marketing Corporation and BMC Strategic Associates. Mr. Sudano has been Managing Partner of Beverage Marketing Corporation since July 2008 and Managing Director of Beverage Marketing Corporation from September 2000 to July 2008. Mr. Sudano's experience covers nearly the entire beverage industry, from energy drinks to wine, with special expertise in beverage alcohol by virtue of varied industry experience and broad range of projects. Mr. Sudano manages several major clients, providing on-going strategic and market advice, while leading projects in strategic planning, market entry analysis and planning, sales/distribution, business modeling, brand repositioning and international opportunity assessment.

From 1997 to 2000, Mr. Sudano was with Constellation Brands, a leading US beverage alcohol company, where he held the position of VP Business Processes responsible for creating a corporate operations and consulting function to service Constellation's wine, spirits and beer businesses. While in this role, Mr. Sudano lead the due diligence and transition efforts for entering the premium wine business and provided corporate oversight for the integration and transition of the Black Velvet distillery and brands. Other activities included oversight of business risk management and covering issues such as promotional effectiveness to performance metrics.

Mr. Sudano received an MBA from Rutgers Graduate School of Management, a magna cum laude and honors graduate from Delaware Valley College receiving a BS and a New Jersey CPA.

We believe that Mr. Sudano is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Ronald DaVella

On May 1, 2019, we appointed Ronald DaVella as our Executive Vice President of Finance. Mr. DaVella has served as a board director and Chairman of the audit committee of the Joint Corp., a public franchisor and operator of over 450 chiropractic clinics, since Joint Corp.’s initial public offering in November 2014. Mr. DaVella formerly served as Chief Financial Officer for NanoFlex Power Corporation, a public company that was commercializing two disruptive solar technologies from May 2017 to March 2019. He also formerly served as the Chief Financial Officer for Amazing Lash Studio Franchise LLC from March 2016 to May 2017, a franchisor of eyelash extension service studios with over 200 operating locations in the United States. From August 2015 to February 2019, Mr. DaVella was also a franchise owner with Amazing Lash Studio LLC. Mr. DaVella was an audit partner with Deloitte & Touche LLP from June 1989 to July 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2019 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Richard Wright	1	2	Nil
David Guarino	2	2	Nil

Code of Ethics

On September 4, 2018, our board of directors adopted a code of ethics and business conduct for directors, senior officers and employees of our company. We adopted the code of ethics and business conduct for the purpose of promoting:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;
  full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submits to, the Securities and Exchange Commission and in other public communications made by our company;
  compliance with applicable governmental laws, rules and regulations;
  the protection of our assets, including corporate opportunities and confidential information;
  fair dealing practices;

  the prompt internal reporting of violations of the code of ethics and business conduct; and
  accountability for adherence to the code of ethics and business conduct.

Committees of Board of Directors

Audit Committee

Effective February 22, 2018, our board of directors established an audit committee. The audit committee currently consists of three directors, Aaron Keay, Bruce Leitch and Brian Sudano. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee’s primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; oversee our accounting and financial reporting processes and the preparation and auditing of our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that Bruce Leitch, an independent director of our company, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nomination of Directors

On September 4, 2018, our board of directors adopted the board director nomination process. Our board of directors has determined that it is in our best interests to have director nominees recommended for the board’s selection by a majority of our independent directors in a vote in which only independent directors participate and to have the full board participate in the consideration of the board of directors nominees.

In general, when our board of directors determines that expansion of the board or replacement of a director is necessary or appropriate, our independent directors will be responsible for identifying one or more candidates to fill such directorship, investigating each candidate, evaluating his/her suitability for service on our board of directors and recommending for selection suitable candidates for nomination to our board of directors. Our independent directors may engage outside search firms to identify suitable candidates.

Stockholders desiring to suggest a candidate for consideration must do so in accordance with our bylaws and applicable securities laws, and should send a letter to our Chief Financial Officer at our principal office located at 14646 N. Kierland Blvd., Suite 255, Scottsdale, Arizona 85254, U.S.A. Candidates recommended by our stockholders will be considered in the same manner as other candidates.

Compensation Committee

Our board of directors has a compensation committee comprised of Aaron Keay and Bruce Leitch. Our compensation committee has the following authority and responsibilities:

  to review and approve annually the corporate goals and objectives applicable to the compensation of the chief executive officer (”CEO”), evaluate at least annually the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation;

  to review and make recommendations to the board regarding the compensation of all other executive officers;

  to review and make recommendations to the board regarding incentive compensation plans and equity-based plans, and where appropriate or required, recommend for approval of such plans by the stockholders of our company;

  to review and discuss with management our compensation discussion and analysis (”CD&A”) and the related executive compensation information, recommend that the CD&A and related executive compensation information be included in our annual report on Form 10-K and proxy statement, and produce the compensation committee report on executive officer compensation required to be included in our proxy statement or annual report on Form 10-K;

  to review and make recommendations to the board regarding any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans;

  to determine stock ownership guidelines for the CEO and other executive officers and monitor compliance with such guidelines;

  to review and make recommendations to the board regarding all employee benefit plans for our company, which includes the ability to adopt, amend and terminate such plans;

  to review our incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk;

  to review and recommend to the board for approval the frequency with which our company will conduct say on pay votes, taking into account the results of the most recent stockholder advisory vote on frequency of say on pay votes required by Section 14A of the Securities Exchange Act of 1934, and review and approve the proposals regarding the say on pay vote and the frequency of the say on pay vote to be included in our proxy statement; and

  to review all director compensation and benefits for service on the board and any committees of the board at least once a year and to recommend any changes to the board as necessary.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2019

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2019; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2019,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2019 and 2018 are set out in the following summary compensation table:

Summary Compensation Table – Years ended March 31, 2019 and 2018
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa -tion ($)	Non- qualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Richard Wright President, Chief Executive Officer, Vice-President, Chief Operating Officer, Director and Former Secretary and Treasurer(1)	2019 2018	168,000 168,000	Nil Nil	Nil 1,500(3)	Nil Nil	Nil Nil	Nil Nil	24,940 24,186	192,940 193,686
David Guarino Chief Financial Officer, Secretary, Treasurer and Director(2)	2019 2018	168,000 154,000	Nil N/A	Nil 168,700(4)	Nil N/A	Nil N/A	Nil N/A	9,000 N/A	177,000 328,200

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

Employment Agreement with Richard Wright

On March 30, 2016, we entered into an employment agreement dated effective March 1, 2016 with Richard Wright, our vice-president, secretary, treasurer and director, pursuant to which Mr. Wright agreed to perform such duties as are regularly and customarily performed by the vice president, secretary and treasurer of a corporation, and any other duties consistent with Mr. Wright’s position in our company. Pursuant to the terms of the employment agreement, we have agreed to (i) pay Mr. Wright $14,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Wright 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). We also agreed that each of the following events constitute a “Negotiated Trigger Event” as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Wright; and (iii) the termination of the employment agreement for any reason.

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

David A. Guarino

We pay David A. Guarino $14,000 per month for his services and a $750 monthly car allowance. Effective April 28, 2017, we issued 130,000 shares of common stock to Mr. Guarino, who was appointed as the chief financial officer, secretary, treasurer and a director of our company on the same date.

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

Effective May 3, 2017, we issued 1,000,000 shares of our Series D Preferred Stock to Richard Wright and 1,000,000 shares of our Series D Preferred Stock to Mr. Guarino.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2019:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard Wright	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
David A. Guarino	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Compensation of Directors

The particulars of compensation paid to our directors who are not named executive officers for the fiscal year ended March 31, 2019 are set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Keay	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Bruce Leitch	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Brian Sudano(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Note:

(1)	Brian Sudano was elected as a director of our company on September 14, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 28, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our executive officers and by our executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Richard Wright	Common Stock	700,000	1.69%
	Series C Preferred Stock(3)	1,500,000	100%
	Series D Preferred Stock(4)	1,500,000	39.47%
David Guarino	Common Stock	909,300	2.20%
	Series D Preferred Stock(4)	1,000,000	26.32%
Aaron Keay	Common Stock	262,500(5)	*
Bruce Leitch	Common Stock	75,000(6)	*
Brian Sudano	Common Stock	Nil	*
Ronald DaVella	Common Stock	Nil	*
All executive officers and directors as a group (6 persons)	Common Stock	1,946,800	4.67%
	Series C Preferred Stock(3)	1,500,000	100%
	Series D Preferred Stock(4)	2,500,000	65.79%

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

(2)

Percentage of common stock is based on 41,347,512 shares of our common stock issued and outstanding as of June 28, 2019. Percentage of Series C Preferred Stock is based on 1,500,000 shares of Series C Preferred Stock issued and outstanding as of June 28, 2019. Percentage of Series D Preferred Stock is based on 3,800,000 shares of Series D Preferred Stock issued and outstanding as of June 28, 2019.

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

(5)	Consists of 262,500 stock options exercisable within 60 days.
(6)	Consists of 75,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since April 1, 2017, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $80,165, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Grant of Series C Convertible Preferred Stock

On August 17, 2017, we issued 1,500,000 shares of our common stock to Steven P. Nickolas, a former stockholder who beneficially owned, directly or indirectly, more than 5% of a class of our voting securities and a former officer and director of our company, upon conversion of 1,500,000 shares of our Series C Preferred Stock held by Mr. Nickolas. The shares of our Series C Preferred Stock became convertible into shares of our common stock without the payment of any additional consideration by Mr. Nickolas and at the option of Mr. Nickolas because the termination of the employment agreement between our company and Mr. Nickolas was an event constituting a “Negotiated Trigger Event” as defined in the Certificate of Designation for our Series C Preferred Stock.

During the year ended March 31, 2018, we paid Steven P. Nickolas a salary of $3,072.

On October 31, 2017, our company and its subsidiaries entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Steven P. Nickolas, the Nickolas Family Trust, Water Engineering Solutions, LLC and Enhanced Beverages, LLC, companies and trust that are controlled or owned by Mr. Nickolas, (collectively, the “Nickolas Parties”) and McDowell 78, LLC and Wright Investments Group, LLC, a company controlled or owned by Richard Wright, (collectively,“Wright/McDowell”).

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

On November 8, 2017, we entered into an Exchange Agreement and Mutual Release of Claims (the “Exchange Agreement”) with Richard Wright, our president, chief executive officer and director.

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

On November 8, 2017, Richard Wright and Sharon Wright, Mr. Wright’s spouse, executed a Stock Option Forfeiture & General Release (the “Stock Option Forfeiture Agreement”).

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

On September 14, 2017, Wright Investment Group LLC, an entity controlled by Richard Wright, our president, chief executive officer and director, advanced $200,000 to our company. On October 17, 2017, Wright Investment Group LLC advanced $400,000 to our company. On November 22, 2017, Wright Investment Group LLC advanced $400,000 to our company. The $1,000,000 in advancements were repaid to Wright Investment Group, LLC on March 2, 2018.

On February 14, 2018 and December 31, 2018, David A. Guarino, our chief financial officer, secretary, treasurer and director, entered into two separate guarantee agreements with CNH Specialty Finance in order for CNH Specialty Finance to agree to provide our company two separate $400,000 temporary order advance under the credit facility agreement. Under the guarantee agreements, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of our obligations to repay each of the temporary order advances only, under the credit agreement, with CNH Specialty Finance.

On May 25, 2016, we entered into an agreement with BMC Strategic Associates (“BMCSA”), a division of Beverage Marketing Corporation, with regard to a possible strategic transaction “relationship” involving the Alkaline88 brand and all assets related to such brand. Brian Sudano, a director nominee, is Managing Partner of Beverage Marketing Corporation and BMC Strategic Associates. During the term of the agreement, BMCSA has the exclusive right to represent our company in the developing a strategic relationship (defined as any investment, joint venture, etc. involving the Alkaline88 brand and all assets related to such brand and a strategic party who is more than a mere financier). The agreement provides that if our company consummates a strategic relationship during the term of the agreement with any party, licensor, joint venture partner, etc., or within 18 months of the date of termination of the agreement, then we must pay BMCSA, at closing of such strategic relationship, a commission based upon the value of the strategic relationship as follows: 5% for the first $2 million, 4% for next $2 million, 3% for next $2 million, 2% for next $2 million and 1% of the total amount above $8 million, provided however, in no event will the commission be less than $500,000. We agreed to reimburse BMCSA on a monthly basis for all reasonable out-of-pocket expenses incurred by BMCSA in connection with the performance of services provided under the agreement. The agreement continues in force until terminated by either party in writing upon at least 30 days’ written notice. Since April 1, 2017, we paid BMCSA an aggregate of $25,145 in consideration of the consulting services provided by BMCSA under the agreement.

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

On May 1, 2019, we appointed Ronald DaVella as our Executive Vice President of Finance. On April 25, 2019, we entered into an employment agreement with Ronald DaVella pursuant to which Mr. DaVella agreed to act as our Executive Vice President of Finance and to perform such duties as are regularly and customarily performed by the executive vice president of finance of a corporation, and any other duties consistent with Mr. Da Vella’s position in our company. Pursuant to the terms of the employment agreement we have agreed to: (i) pay Mr. DaVella $14,000 per month or such other amount as may be determined by our board of directors from time to time, (ii) pay a monthly car allowance of $800, and (iii) pay a monthly cell phone allowance of $150.

In addition, we agreed to grant Mr. DaVella (i) 75,000 shares of restricted common stock, with 50,000 shares vesting on the six month anniversary of the effective date of his employment agreement and 25,000 shares vesting on the one year anniversary of the effective date of his employment agreement and (ii) 200,000 stock options vesting over three years, with one-third vesting on each yearly anniversary date of his employment agreement.

In addition, Mr. DaVella will be entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we do not provide such plans at any time, we agreed to reimburse Mr. DaVella for the reasonable cost of any such plans obtained privately. We also agreed to reimburse Mr. DaVella for any expenses that he incurs in connection with his duties under his employment agreement. Mr. DaVella will be entitled in each year to five weeks’ paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than three consecutive weeks of paid time off.

The initial term of the employment agreement is three years and, on the third anniversary of the effective date of the employment and on each annual anniversary date thereafter, the term of the employment agreement will automatically be extended by one additional year unless either party gives 90 days’ written notice to the other of its intention not to renew the employment agreement.

If, within 90 days of the occurrence of a change of control event, Mr. DaVella resigns from his employment relationship with our company or our company terminates his employment agreement for any reason other than for just cause, then we agreed to pay Mr. DaVella severance in an amount equal to the following: 5 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment agreement, that Mr. DaVella is employed by our company under his employment agreement.

We may terminate Mr. DaVella’s employment at any time for other than just cause by delivering to Mr. DaVella written notice of termination. In such a case, we agreed to pay Mr. DaVella severance in an amount equal to the following: 5 months’ salary plus an amount, if any, equal to the following: one month’s salary multiplied by the number of calendar years, starting on the effective date of the employment, that Mr. DaVella is employed by our company under his employment agreement.

Subject to applicable employment laws or similar legislation, we may terminate Mr. DaVella’s employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24 month period, because of a physical or mental disability. Mr. DaVella’s employment will automatically terminate on his death. In the event Mr. DaVella’s employment with our company terminates by reason of Mr. DaVella’s death or disability, then upon and immediately effective on the date of termination we agreed to promptly pay and provide Mr. DaVella (or in the event of Mr. DaVella’s death, Mr. DaVella’s estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with our equity incentive plan and the award agreement. In the event Mr. DaVella’s employment is terminated due to a disability, we agreed to pay to Mr. DaVella the severance referred to above.

We may terminate Mr. DaVella’s employment for just cause at any time by delivering to Mr. DaVella written notice of termination. In the event that Mr. DaVella’s employment with our company is terminated by our company for just cause, Mr. DaVella will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. DaVella by our company as of the date of termination, except for any awards under our equity incentive plan will be dealt with in accordance with the plan and award agreement.

Provided that Mr. DaVella has acted within the scope of his authority, we agreed to indemnify and save harmless Mr. DaVella (including his heirs and legal representatives) against any and all costs, claims and expenses (including any amounts paid to settle any actions or satisfy any judgments) which: he may suffer or incur by reason of any matter or thing which he may in good faith do or have done or caused to be done as an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; or was reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; provided that, the foregoing indemnification will apply only if: he acted honestly and in good faith with a view to the best interests of our company, any of its subsidiaries or any of their respective affiliates; and in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

Mr. DaVella agreed to indemnify and save harmless our company against, and agree to hold it harmless from, any and all damages, injuries, claims, demands, actions, liability, costs and expenses (including reasonable legal fees) incurred or made against our company arising from or connected with the performance or non-performance of his employment by him or the beach of any warranty, representation or covenant herein by him, other than claims by him pursuant to his employment agreement.

If and to the extent we maintain directors’ and officers’ liability insurance for the protection of our executives in connection with acts and omissions occurring during their employment with our company, we agreed that Mr. Da Vella will be included as an officer and director who is covered by such policy on a basis no less favorable than made available to other executives of our company.

Compensation for Executive Officers and Directors

For information regarding compensation for our named executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with five directors consisting of Richard Wright, David A. Guarino, Aaron Keay, Bruce Leitch and Brian Sudano. Our common stock is listed on the Nasdaq Capital Market. Our common stock is also listed on the TSX Venture Exchange which imposes director independent requirements. Under Nasdaq Marketplace Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors, Aaron Keay, Bruce Leitch, and Brian Sudano

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We have been notified that AMC Auditing, LLC, our former independent registered public accounting firm, was acquired by Prager Metis CPAs, LLC, and that all of the employees of AMC Auditing, LLC were joining Prager Metis CPAs, LLC. As a result, effective as of April 25, 2019, AMC resigned as our independent registered public accounting firm. Concurrent with such resignation, we engaged Prager Metis CPAs, LLC to serve as our independent registered public accounting firm effective April 25, 2019. The change of our independent registered public accounting firm from AMC Auditing, LLC to Prager Metis CPAs, LLC was approved by our board of directors.

The following table sets forth the fees billed to our company for the years ended March 31, 2019 and 2018 for professional services rendered by AMC Auditing, LLC:

Fees	2019	2018
Audit Fees	$40,000	$40,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	31,000	22,500
Total Fees	$71,000	$62,500

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

Our board of directors has considered the nature and amount of fees billed by AMC Auditing, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)

Exhibit Number	Description

3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6

Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)

Exhibit Number	Description

10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)

Exhibit Number	Description

10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38

Credit and Security Agreement dated February 1, 2017 with CNH Finance Opportunities Fund, L.P. (formerly SCM Specialty Finance Opportunities Fund, L.P.) (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)

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
10.49

Underwriting Agreement, dated March 8, 2019, by and between The Alkaline Water Company Inc. and Canaccord Genuity LLC, as representative of the underwriters named therein (incorporated by reference from our Current Report on Form 8-K, filed on March 11, 2019)

10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51*	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P.
(16)	Letter re Change in Certifying Accountant
16.1	Letter from AMC Auditing, LLC dated April 29, 2019 (incorporated by reference from our Current Report on Form 8-K filed on ay 1, 2019)
(21)	Subsidiaries

Exhibit Number	Description

21.1*	Subsidiaries of The Alkaline Water Company Inc. Alkaline 88, LLC, Arizona limited liability company A88 Infused Beverage Division, Inc., Nevada corporation A88 International, Inc., Nevada corporation
(23)	Consents of Experts and Counsel
23.1*	Consent of AMC Auditing
23.2*	Consent of Prager Metis CPAs, LLC
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Alkaline Water Company Inc.

By: /s/ Richard Wright
Richard Wright
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Wright
Richard Wright
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 1, 2019

By: /s/ David A. Guarino
David A. Guarino
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: July 1, 2019

By: /s/ Aaron Keay
Aaron Keay
Director
Date: July 1, 2019

By: /s/ Bruce Leitch
Bruce Leitch
Director
Date: July 1, 2019

By: /s/ Brian Sudano
Brian Sudano
Director
Date: July 1, 2019