Form 10-Q
period 2019-06-30
ALKALINE WATER Co INC
filed 2019-08-08
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(480) 656-2423
(Registrant's telephone number, including area code)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

41,347,512 shares of common stock issued and outstanding as of August 7, 2019.

THE ALKALINE WATER COMPANY INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2019

TABLE OF CONTENTS

Page
No.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019
	(unaudited)	March 31, 2019
ASSETS
Current assets
Cash	$10,013,737	$11,032,451
Accounts receivable	4,118,117	3,068,181
Inventory	1,045,313	2,058,012
Prepaid expenses	168,927	378,699
Operating lease right-of-use asset - current portion	78,306	-

Total current assets	15,424,400	16,537,343

Fixed assets - net	1,746,995	1,945,265
Operating lease right-of-use asset	26,102	-

Total assets	$17,197,497	$18,482,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,746,000	$2,898,958
Accrued expenses	1,033,200	1,095,458
Revolving financing	3,714,101	3,131,279
Operating lease liability - current portion	88,168	-

Total current liabilities	8,581,469	7,125,695

Operating lease liability	31,077	-

Total liabilities	8,612,546	7,125,695

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series C issued 1,500,000 and Series D issued 3,800,000 at June 30, 2019 and March 31, 2019	5,300	5,300
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 41,347,512 and 39,573,512 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	41,347	39,573
Additional paid in capital	52,289,371	50,006,919
Accumulated deficit	(43,751,067)	(38,694,879)

Total stockholders' equity	8,584,951	11,356,913

Total liabilities and stockholders' equity	$17,197,497	$18,482,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30, 2019	June 30, 2018
Revenue	$10,153,044	$7,880,865
Cost of Goods Sold	6,028,197	4,491,213
Gross Profit	4,124,847	3,389,652
Operating expenses
Sales and marketing expenses	4,472,460	3,136,990
General and administrative	4,379,271	1,085,567
Depreciation	233,940	114,073

Total operating expenses	9,085,671	4,336,630
Total operating loss	(4,960,824)	(946,978)
Other income (expense)
Interest expense	(95,364)	(143,606)

Total other income (expense)	(95,364)	(143,606)
Net loss	$(5,056,188)	$(1,090,584)
LOSS PER SHARE (Basic and Diluted)	$(0.12)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	40,849,600	27,739,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Deficit	Total
Balance, March 31, 2018	5,300,000	$5,300	25,991,346	$25,990	$30,506,265	$(30,077,314)	460,241
Common shares issued in connection with offerings			5,131,665	5,132	3,843,668		3,848,800
Net loss						(1,090,584)	(1,090,584)
Balance, June 30, 2018	5,300,000	$5,300	31,123,011	$31,122	$34,349,933	$(31,167,898)	$3,218,457

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$(38,694,879)	$11,356,913
Common shares issued upon exercise of warrants			1,774,000	1,774	1,178,712		1,180,486
Stock Options Expense			-	-	1,103,740		1,103,740
Net loss						(5,056,188)	(5,056,188)
Balance, June 30, 2019	5,300,000	$5,300	41,347,512	$41,347	$52,289,371	$(43,751,067)	$8,584,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Year Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,056,188)	$(1,090,584)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	233,940	114,073
Stock compensation expense	1,103,740	-
Right-of-use asset amortization	14,837	-
Changes in operating assets and liabilities:
Accounts receivable	(1,049,936)	(348,416)
Inventory	1,012,699	(255,877)
Prepaid expenses and other current assets	209,772	(401,764)
Accounts payable	847,042	235,800
Accrued expenses	(62,258)	(65,267)

NET CASH USED IN OPERATING ACTIVITIES	(2,746,352)	(1,812,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(35,670)	(375,272)

CASH USED IN INVESTING ACTIVITIES	(35,670)	(375,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving financing	582,822	147,141
Proceeds from sale of common stock, net	-	3,848,800
Proceeds for the exercise of warrants, net	1,180,486	-
Repayment of notes payable	-	(41,268)

CASH PROVIDED BY FINANCING ACTIVITIES	1,763,308	3,954,673

NET CHANGE IN CASH	(1,018,714)	1,767,366

CASH AT BEGINNING OF PERIOD	11,032,451	988,905

CASH AT END OF PERIOD	$10,013,737	$2,756,271

INTEREST PAID	$59,828	$100,784

TAXES PAID	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company (as defined below) offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes under the trade name Alkaline88® which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals.

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Alkaline Water Company  and its wholly owned subsidiaries (collectively, the "Company"). These unaudited condensed consolidated financial statements should be read in conjunction with the Company's  consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on July 1, 2019, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2019 and 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three months ended June 30, 2019 and 2018 is unaudited. The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its wholly owned subsidiaries: A88 Infused Beverage Division, Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company).

All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc., A88 Infused Beverage Division, Inc., A88 International, Inc., and Alkaline 88, LLC will be collectively referred herein to as the "Company". Any reference herein to "The Alkaline Water Company Inc.", the "Company", "we", "our" or "us" is intended to mean The Alkaline Water Company Inc., including the subsidiaries indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company had $10,013,737 and $11,032,451 in cash and cash equivalents at June 30, 2019 and March 31, 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019 (unaudited)	March 31, 2019
Trade receivables, net	$4,199,323	$3,142,580
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Accrual for 2% 10 days discount	(41,206)	(34,399)
Net accounts receivable	$4,118,117	$3,068,181

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. The accounts receivable balance is pledged as collateral for the Company's revolving financing as disclosed in Note 3.

Inventory

Inventory represents raw materials and finished goods valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. The inventory balance is pledged as collateral for the Company's revolving financing as disclosed in Note 1.

As of June 30, 2019 and March 31, 2019, inventory consisted of the following:

	June 30, 2019	March 31, 2019
	(unaudited)
Raw materials	$818,275	$1,066,105
Finished goods	227,038	991,907
Total inventory	$1,045,313	$2,058,012

Property and Equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets, which the Company has determined to be 3 years.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification ("ASC") 718. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company's common stock for common share issuances.

Revenue Recognition

The Company recognizes revenue per ASC 606. The Company recognizes revenue when our performance obligations are satisfied. Our primary obligation (the distribution and sale of beverage products) is satisfied upon the delivery of products to our customers, which is also when control is transferred. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods. The Company provides credit to its customers which typically require payment within 30 days. As an incentive to pay early the Company also typically provides a 2% discount if the customer pays within 10 days. The Company estimates the amount of the discount that the customer is likely to take and recognizes it as variable consideration. The amounts are not considered material. After evaluating the revenue disclosure requirements the Company does not believe that any revenues are required to be disaggregated.

Revenue consists of the gross sales price, less estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $1,431,456 and $1,376,967 for the quarters ended June 30, 2019 and 2018, respectively.

Concentration Risks

We have 2 major customers that together account for 35% (23% and 12%, respectively) of accounts receivable at June 30, 2019, and 2 customers that together account for 40% (22% and 18%, respectively) of the total revenues earned for the quarter ended June 30, 2019.The Company has 3 vendors that accounted for 58% (28%, 16% and 14% respectively) of purchases for the quarter ended June 30, 2019.

We had 2 major customers that together accounted for 42% (23% and 19%, respectively) of accounts receivable at June 30, 2018, and 2 customers that together accounted for 45% (24% and 21%, respectively) of the total revenues earned for the quarter ended June 30, 2018.The Company had 2 vendors that accounted for 51% (38% and 13% respectively) of purchases for the quarter ended June 30, 2018.

Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income (loss), permanent tax differences and statutory tax rates. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to net operating loss carryforwards. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share ("EPS") amounts in the consolidated financial statements are computed in accordance ASC 260- 10 "Earnings per Share", which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

The Company had 1,136,675 and 1,162,856 shares relating to options, 1,714,392 and 2,519,140 shares relating to warrants and 1.5 million convertible preferred shares at June 30, 2019 and 2018, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.

Business Segments

The Company operates on one segment in one geographic location - the United States of America and; therefore, segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts of the company's financial instruments including accounts payable, accrued expenses, and notes payable approximate fair value due to the relative short period for maturity these instruments.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2019 and 2018, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2020:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. The Company adopted this standard as of April 1, 2019, the first day of its 2020 fiscal year, using the modified retrospective approach the impact of which was not material. The Company, as of June 30, 2019 has a right of use asset of $104,408 and an operating lease liability of $119,245 as a result of the adoption of this standard.

On April 1, 2019 the Company was required to adopt new guidance for non-employee stock options as set forth in ASC 718.  Previously the Company recorded stock compensation expense on each annual vesting date which was determined to be the measurement date and valued each tranche of vested options.  Under the new guidance the Company determined the value of all of the options on April 1, 2019, the inception date which became the new measurement date and calculated what the straight line amortization would be by period.  As a result the Company recorded stock option expense in the amount of $1,103,740 in the three months ended June 30, 2019.

Standards Required to be Adopted in Future Years.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company does not believe that the impact of adopting this standard will have a material effect on its financial statements.

The Company has evaluated other recent accounting pronouncements through June 30, 2019 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

Fixed assets consisted of the following at:	June 30, 2019	March 31, 2019
Machinery and Equipment	$3,796,511	$3,764,533
Office Equipment	32,992	29,300
Less: Accumulated Depreciation	(2,082,508)	(1,848,568)
Fixed Assets, net	$1,746,995	$1,945,265

Depreciation expense for the quarter ended June 30, 2019 and 2018 was $233,940 and $114,073, respectively.

NOTE 3 - REVOLVING FINANCING

On February 1, 2017, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with SCM Specialty Finance Opportunities Fund, L.P. (the "Lender") which has been amended from time to time the last of which was June 28, 2019.

The Credit Agreement provides the Company with a revolving credit facility (the "Revolving Facility"), the proceeds of which are to be used to repay existing indebtedness of the Company, transaction fees incurred in connection with the Credit Agreement and for working capital needs of the Company.

Under the terms of the Credit Agreement, the Lender has agreed to make cash advances to the Company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $5 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves, and is subject to certain customer specific requirements).

The Credit Agreement expires on July 1, 2021, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of June 30, 2019 was 8.75%.

To secure the payment and performance of the obligations under the Credit Agreement, the Company granted to the Lender a continuing security interest in all of the Company's assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

In connection with the Credit Agreement, the Company paid to the Lender a $30,000 facility fee. The Company agreed to pay the Lender monthly an unused line fee in amount equal to 0.083% per month of the difference derived by subtracting (i) the average daily outstanding balance under the Revolving Facility during the preceding month, from (ii) the Revolving Loan Commitment Amount. The unused line fee will be payable monthly in arrears. The Company also agreed to pay the Lender as additional interest a monthly collateral management fee equal to 0.35% per month calculated on the basis of the average daily balance under the Revolving Facility outstanding during the preceding month. The collateral management fee will be payable monthly in arrears. Upon a termination of the Revolving Facility, the Company agreed to pay the Lender a termination fee in an amount equal to 1% of the Revolving Loan Commitment Amount if the termination occurs before July 1, 2021. The Company must also pay certain fees in the event that receivables are not properly deposited in the appropriate lockbox account.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company was in compliance with those covenants as of June 30, 2019.

NOTE 4 - STOCKHOLDERS' EQUITY

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

Grant of Series C Convertible Preferred Stock

On March 30, 2016, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as "Series C Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) the Company achieves consolidated revenue equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. At June 30, 2019 and March 31, 2019, 1,500,000 shares of Series C preferred stock were convertible into common stock.

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as "Series D Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and nonassessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.  At June 30, 2019 and 2018 there were 3,800,000 shares of Series D preferred stock outstanding none of which were convertible.

NOTE 5 - OPTIONS AND WARRANTS

Effective as of April 12, 2019, the Company issued an aggregate of 74,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CAD$2.90 (US$2.17) per share for aggregate gross proceeds of $160,486

Effective as of April 26, 2019, the Company issued an aggregate of 1,700,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.60 per share for aggregate gross proceeds of $1,020,000. The closing of the exercise of these warrants occurred on May 7, 2019.

All of these shares were issued to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities act of 1933, as amended.

On April 1, 2019 the Company was required to adopt new guidance for non-employee stock options as set forth in ASC 718. Previously the Company recorded stock compensation expense on each annual vesting date which was determined to be the measurement date and valued each tranche of vested options. Under the new guidance the Company determined the value using Black-Scholes of all of the options on April 1, 2019, the inception date which became the new measurement date and calculated what the straight line amortization would be by period. As a result the Company recorded stock option expense in the amount of $1,103,740 in the three months ended June 30, 2019. The remaining 357,500 unvested options are valued at $704,620 and that amount will be amortized over the 12 month vesting period ending April 2020.

NOTE 6 - LEASES

The Company adopted ASC 842 on April 1, 2019 which requires lessees to recognize right-of-use ("ROU") asset and lease liability for all leases. The Company elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs.

The Company leases property under operating leases. The Company leases its corporate office space with a size of 3,352 square feet leased from a third party through November, 2020 at the current rate of $7,752 per month; increasing to $7,891 in November 2019.  At inception the ROU and Lease Liability was calculated based on the net present value of the future lease payments over the term of the lease. When available, the Company uses the rate implicit in the lease discount payments as the incremental borrowing rate to calculate the net present value; however, the rate implicit in the lease is not readily determinable for our corporate office lease. In this case, the Company estimated its incremental borrowing rate as the interest rate it could borrow an amount equal to the lease payments over a similar term, with similar collateral as the lease, and in a similar economic environment. The Company estimated its rate using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company's estimated creditworthiness.

For operating leases that include rent holidays and rent escalation clauses, the Company recognizes lease expense on a straight-line basis over the lease term from the date it takes possession of the leased property. The Company records the straight-line lease expense and any contingent rent, if applicable, in general and administrative expenses on the condensed consolidated statements of operations. The corporate office, lease also requires the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in the general and administrative expenses on the condensed consolidated statements of operations.

Operating Lease expense for the three months ended June 30, 2019 was $22,072. The Company also has a short-term lease ending March 31, 2020 and the lease expense for this short-term lease for the three months ended June 30, 2019 was $12,471.

Operating Leases:
June 30, 2019
Operating lease right-of-use asset - current portion	$78,306
Operating lease right-of-use asset - non-current portion	26,102

Total Operating lease right-of-use asset	$104,408

Operating lease liability - current portion	$88,168
Operating lease liability - non-current portion	31,077

Total Operating lease liability	$119,245

Weighted average remaining lease term (in years):
Operating leases	1.33

Weighted average discount rate:
Operating leases	7.50%

Supplemental cash flow information related to leases is as follows:

Three months Ended June 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating lease	$23,255

Maturities of undiscounted lease liabilities as of June 30, 2019 are as follows:

Operating Leases
Year ending March 31, 2020 (remainder)	$70,462
Year ending March 31, 2021	55,238
Total lease payments	125,700
Less: Imputed interest	(6,455)
Total lease obligations	119,245

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements" for purposes of applicable securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward- looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

Unless otherwise indicated, all reference to "dollars", "$", "USD" or "US$" are to United States dollars and all reference to "CDN$" are to Canadian dollars.

Our financial statements are stated in United States Dollars ($ or US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report on Form 10-Q, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiaries A88 Infused Beverage Division, Inc. (a Nevada Corporation hereinafter referred to as "A88 Infused"), A88 International, Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

Results of Operations

Our results of operations for the three months ended June 30, 2019 and June 30, 2018 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2019	2018
Revenue	$10,153,044	$7,880,865
Cost of goods sold	6,028,197	4,491,213
Gross profit	$4,124,847	$ 3,389,652
Net Loss	$(5,056,188)	$(1,090,584)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2019 of $10,153,044, as compared to $7,880,865 for the three months ended June 30, 2018, an increase of 29% generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to existing retailers and the addition of new retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire's, Publix, Shaw's, Raley's, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2019, we had cost of goods sold of $6,028,197, or 59% of revenue, as compared to cost of goods sold of $4,491,213 or 57% of revenue, for the three months ended June 30, 2018. The increase in cost of goods sold as a percentage of net sales compared to the same period last year was due to increased raw material cost and associated freight as a result of our east coast expansion.

Expenses

Our operating expenses for the three months ended June 30, 2019 and June 30, 2018 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2019	2018
Sales and marketing expenses	$4,472,460	$3,136,990
General and administrative expenses	4,379,271	1,085,567
Depreciation expenses	233,940	114,073
Total operating expenses	$9,085,671	$4,336,630

For the three months ended June 30, 2019, our total operating expenses were $9,085,671, as compared to $4,336,630 for the three months ended June 30, 2018.

For the three months ended June 30, 2019, the total included $4,472,460 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $4,379,271, consisted primarily of approximately $2,539,309 of professional fees, media fees and legal fees, stock option expense in the amount of $1,103,740 and $432,341 of wages and wage related expenses.  Professional, media and legal fees increased as a result of increased spending on stock and brand awareness.

For the three months ended June 30, 2018 the total included $3,136,990 of sales and marketing expenses and $1,085,567 of general and administrative expenses, consisting primarily of approximately $557,780 of professional fees, media and legal fees and $333,139 of wages and wage related expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2019	March 31, 2019
Current assets	$15,424,400	$16,537,343
Current liabilities	8,581,469	7,125,695
Working capital	$6,842,931	$9,411,648

Current Assets

Current assets as of June 30, 2019 and March 31, 2019 primarily include $10,013,737 and $11,032,451 in cash, $4,118,117 and $3,068,181 in accounts receivable and $1,045,313 and $2,058,012 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2019 and March 31, 2019 primarily include $3,746,000 and $2,898,958 in accounts payable, revolving financing of $3,714,101 and $3,131,279, and accrued expenses of $1,033,200 and $1,095,458, respectively.

Cash Flow

Our cash flows for the three months ended June 30, 2019 and June 30, 2018 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2019	2018
Net Cash used in operating activities	$(2,746,352)	$(1,812,035)
Net Cash used in investing activities	(35,670)	(375,275)
Net Cash provided by financing activities	1,763,308	3,954,676
Net (decrease) increase in cash and cash equivalents	$(1,018,714)	$1,767,366

Operating Activities

Net cash used in operating activities was $2,746,352 for the three months ended June 30, 2019, as compared to $1,812,035 used in operating activities for the three months ended June 30, 2018. The increase in net cash used in operating activities was primarily due to the increase in accounts receivable and increase in net loss primarily from additional professional fees, media fees and legal fees, freight and marketing expenses offset by the reduction in inventory and increase in accounts payable in the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018.

Investing Activities

Net cash used in investing activities was $35,670 for the three months ended June 30, 2019, as compared to $375,275 used in investing activities for the three months ended June 30, 2018. The decrease in net cash used by investing activities was from a decrease in purchases of production equipment in the three months ended in June 30, 2019 compared to the three months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2019 was $1,763,308, as compared to $3,954,676 for the three months ended June 30, 2018. The decreases of net cash provided by financing activities is primarily attributable to the $1,180,486 proceeds from the exercise of warrants in the three months ended June 30, 2019 as compared to $3,848,800 of proceeds from sale of common stock in the three month ended June 30, 2018.

Cash Requirements

We believe that between the cash on hand as of June 30, 2019, expected warrant exercises, and our credit line, we will have sufficient cash to sustain operations including our cash needs through at least June 30, 2020. If our own financial resources and future cash-flows from operations beyond June 30, 2020 are insufficient to sustain operations, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2019.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2019, we implemented new controls in connection with our adoption of the Accounting Standards Updates related to Topic 842, Leases and Topic 718, Stock Options. We have hired additional personnel and a third party consultant and are in the process of selecting an integrated ERP system to remediate the material weaknesses we identified during our annual assessment of controls as disclosed in our annual report on Form 10-K. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

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

Information regarding risk factors appears in our Annual Report on Form 10-K filed on July 1, 2019. There have been no material changes since July 1, 2019 from the risk factors disclosed in that Form 10-K.

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

10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P. (incorporated by reference from our Annual Report on Form 10-K filed on July 1, 2019)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: August 7, 2019	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer