Form 10-Q
period 2019-09-30
ALKALINE WATER Co INC
filed 2019-11-12
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

43,685,592 shares of common stock issued and outstanding as of November 12, 2019.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019
	(unaudited)	March 31, 2019
ASSETS
Current assets
Cash	$6,870,906	$11,032,451
Accounts receivable	4,256,078	3,068,181
Inventory	1,795,245	2,058,012
Prepaid expenses	1,938,226	378,699
Operating lease right-of-use asset - current portion	78,306

Total current assets	14,938,761	16,537,343

Property and Equipment, net	1,682,516	1,945,265
Operating lease right-of-use asset	6,526

Total assets	$16,627,803	$18,482,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,443,601	$2,898,958
Accrued expenses	935,308	1,095,458
Revolving financing	4,008,199	3,131,279
Operating lease liability - current portion	90,253	-

Total current liabilities	9,477,361	7,125,695

Operating lease liability	7,843	-

Total liabilities	$9,485,204	$7,125,695

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized,
Series C issued 1,500,000 and Series D issued 3,800,000 at September 30, 2019 and March 31, 2019	5,300	5,300
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 43,685,592 and 39,573,512 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	43,685	39,573
Additional paid in capital	53,769,638	50,006,919
Accumulated deficit	(46,676,024)	(38,694,879)

Total stockholders' equity	7,142,599	11,356,913

Total liabilities and stockholders' equity	$16,627,803	$18,482,608

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$10,444,978	$8,639,520	$20,598,022	$16,520,385

Cost of Goods Sold	5,959,430	4,987,161	11,987,627	9,478,374

Gross Profit	4,485,548	3,652,359	8,610,395	7,042,011

Operating expenses
Sales and marketing expenses	4,809,882	3,056,845	9,282,342	6,196,835
General and administrative	2,247,371	1,291,909	6,626,642	2,377,476
Depreciation	239,757	110,083	473,697	224,156

Total operating expenses	7,297,010	4,458,837	16,382,681	8,798,467

Total operating loss	(2,811,462)	(806,478)	(7,772,286)	(1,756,456)

Other expense
Interest expense	(113,495)	(125,656)	(208,859)	(269,262)

Total other expense	(113,495)	(125,656)	(208,859)	(269,262)

Net loss	$(2,924,957)	$(932,134)	$(7,981,145)	$(2,025,718)

LOSS PER SHARE (Basic and Diluted)	$(0.07)	$(0.03)	$(0.19)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	42,011,439	31,124,425	41,433,694	29,467,054

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Deficit	Total
Balance, March 31, 2018	5,300,000	$5,300	25,991,346	$25,990	$30,506,265	$(30,077,314)	460,241
Shares issued in connection with offerings			5,131,665	5,132	3,843,668		3,848,800
Net (loss)						(1,093,584)	(1,093,584)
Balance, June 30, 2018	5,300,000	$5,300	31,123,011	$31,122	$34,349,933	$(31,170,898)	$3,215,457
Shares issued in connection with offerings			1,619,947	1,620	3,236,408		3,238,028
Net (loss)						(932,134)	(932,134)
Balance, September 30, 2018	5,300,000	$5,300	32,742,958	$32,742	$37,586,341	$(32,103,032)	$5,521,351

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$(38,694,879)	$11,356,913
Warrant exercises			1,774,000	1,774	1,178,712		1,180,486
Stock option expense			-	-	1,103,740		1,103,740
Net (loss)						(5,056,188)	(5,056,188)
Balance, June 30, 2019	5,300,000	$5,300	41,347,512	$41,347	$52,289,371	$(43,751,067)	$8,584,951
Warrant exercises			2,200,000	2,200	1,317,800		1,320,000
Stock option exercise			138,080	138	(138)
Stock option expense			-	-	162,605		162,605
Net (loss)						(2,924,957)	(2,924,957)
Balance, September 30, 2019	5,300,000	$5,300	43,685,592	$43,685	$53,769,638	$(46,676,024)	$7,142,599

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,981,145)	$(2,025,718)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	473,697	224,156
Stock compensation expense	1,266,345	-
Warrant Expense	-	131,030
Right-of-use asset amortization	13,265	-
Changes in operating assets and liabilities:
Accounts receivable	(1,187,897)	(697,504)
Inventory	262,767	(446,651)
Prepaid expenses and other current assets	(1,559,527)	(583,189)
Accounts payable	1,544,643	443,783
Accrued expenses	(160,150)	(44,150)

NET CASH USED IN OPERATING ACTIVITIES	(7,328,002)	(2,998,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(210,948)	(473,033)

CASH USED IN INVESTING ACTIVITIES	(210,948)	(473,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving financing	876,919	17,576
Proceeds from sale of common stock, net	-	6,955,798
Proceeds for the exercise of warrants, net	2,500,486	-
Repayment of notes payable	-	(83,780)

CASH PROVIDED BY FINANCING ACTIVITIES	3,377,405	6,889,594

NET CHANGE IN CASH	(4,161,545)	3,418,318

CASH AT BEGINNING OF PERIOD	11,032,451	988,905

CASH AT END OF PERIOD	$6,870,906	$4,407,223

INTEREST PAID	$148,862	$208,462

TAXES PAID	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Alkaline Water Company Inc. and its four wholly owned subsidiaries shall collectively be referred to as the “Company.” The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. The Company also sells to retail customers flavor infused bottled water in the 500-milliliter size in four flavors: Raspberry, Watermelon, Lemon and Blood Orange.

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's  consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on July 1, 2019, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three and six months ended September 30, 2019 and 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and six months ended September 30, 2019 and 2018 is unaudited. The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its four wholly owned subsidiaries: A88 Infused Beverage Division Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), A88 Infused Products Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company had $6,870,906 and $11,032,451 in cash at September 30, 2019 and March 31, 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of September 30, 2019 and March 31, 2019:

	September 30, 2019 (unaudited)	March 31, 2019
Trade receivables, net	$4,333,766	$3,142,580
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Accrual for 2% 10 days discount	(37,688)	(34,399)
Net accounts receivable	$4,256,078	$3,068,181

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

As of September 30, 2019 and March 31, 2019, inventory consisted of the following:

	September 30, 2019	March 31, 2019
	(unaudited)
Raw materials	$1,036,547	$1,066,105
Finished goods	758,698	991,907
Total inventory	$1,795,245	$2,058,012

Property and Equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets, which the Company has determined to be 3 years.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification ("ASC") 718. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company's common stock for common share issuances.

Revenue Recognition

The Company recognizes revenue per ASC 606. The Company recognizes revenue when the Company's performance obligations are satisfied. The Company's primary obligation (the distribution and sale of beverage products) is satisfied upon the delivery of products to the Company's customers, which is also when control is transferred. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods. The Company provides credit to its customers which typically require payment within 30 days. As an incentive to pay early the Company also typically provides a 2% discount if the customer pays within 10 days. The Company estimates the amount of the discount that the customer is likely to take and recognizes it as variable consideration. The amounts are not considered material. After evaluating the revenue disclosure requirements the Company does not believe that any revenues are required to be disaggregated.

Revenue consists of the gross sales price, less variable consideration, consisting of estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $1,496,708 and $1,376,967 for the three months ended September 30, 2019 and 2018, respectively and $2,928,163 and $2,900,243 for the six months ended September 30, 2019 and 2018, respectively.

Concentration Risks

We have 2 major customers that together account for 41% (23% and 18%, respectively) of accounts receivable at September 30, 2019, and 2 customers that together account for 41% (24% and 17%, respectively) of the total revenues earned for the three months and six months ended September 30, 2019. The Company has 2 vendors that accounts for 43% (24% and 19% respectively) of purchases for the three months ended September 30, 2019 and 3 vendors that accounted for 54% (23%, 20% and 11% respectively) of purchases for the six months ended September 30, 2019.

We had 2 major customers that together accounted for 33% (17% and 16%, respectively) of accounts receivable at September 30, 2018. The Company has 2 customers that together accounted for 40% (24% and 16%, respectively) of the total revenues earned for the three months ended September 30, 2018 and 2 customers that together accounted for 41% (22% and 19% respectively) of the total revenues earned for the six months ended September 30, 2018. The Company has 3 vendors that accounts for 58% (33%, 13%, and 12% respectively) of purchases for the three months ended September 30, 2018 and 3 vendors that accounted for 58% (35%, 12% and 11% respectively) of purchases for the six months ended September 30, 2018.

Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income (loss), permanent tax differences and statutory tax rates. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to net operating loss carryforwards. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company had 493,144 and 1,738,216 shares relating to options, 422,821 and 3,203,303 shares relating to warrants and 1.5 million convertible preferred shares at September 30, 2019 and 2018, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.

Business Segments

The Company operates on one segment in one geographic location - the United States of America and; therefore, segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts payable, accrued expenses, and notes payable approximate fair value due to the relative short period for maturity of these instruments.

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

As of September 30, 2019 and 2018, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2020:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. The Company adopted this standard as of April 1, 2019, the first day of its 2020 fiscal year, using the modified retrospective approach the impact of which was not material. The Company, as of September 30, 2019 has a right of use asset of $84,832 and an operating lease liability of $98,095 as a result of the adoption of this standard.

On April 1, 2019 the Company was required to adopt new guidance for non-employee stock options as set forth in ASC 718.  Previously the Company recorded stock compensation expense on each annual vesting date which was determined to be the measurement date and valued each tranche of vested options.  Under the new guidance the Company determined the value of all of the options on April 1, 2019, the inception date which became the new measurement date and calculated what the straight line amortization would be by period.  As a result the Company recorded stock option expense in the amount of $1,266,345 in the six months ended September 30, 2019.

Standards Required to be Adopted in Future Years.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company does not believe that the impact of adopting this standard will have a material effect on its financial statements.

The Company has evaluated other recent accounting pronouncements through September 30, 2019 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at:

Property and Equipment consisted of the following at:	September 30, 2019 (unaudited)	March 31, 2019
Machinery and Equipment	$3,971,789	$3,764,533
Office Equipment	29,300	29,300
Less: Accumulated Depreciation	(2,322,265)	(1,848,568)
Property and Equipment, net	$1,682,516	$1,945,265

Depreciation expense for the three months eneded September 30, 2019 and 2018 was $239,757 and $110,083, repectively.

Depreciation expense for the six months ended September 30, 2019 and 2018 was $473,697 and $224,156, respectively.

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of September 30, 2019 was 8.25%.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company was in compliance with those covenants as of September 30, 2019.

NOTE 4 - STOCKHOLDERS EQUITY

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

Grant of Series C Convertible Preferred Stock

On March 30, 2016, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of the company as "Series C Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) the Company achieves consolidated revenue equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. At September 30, 2019 and March 31, 2019, 1,500,000 shares of Series C preferred stock were convertible into common stock.

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as "Series D Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and nonassessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.  At September 30, 2019 and 2018 there were 3,800,000 shares of Series D preferred stock outstanding none of which were convertible.

NOTE 5 - OPTIONS AND WARRANTS

Effective as of April 12, 2019, the Company issued an aggregate of 74,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CAD$2.90 (US$2.17) per share for aggregate gross proceeds of $160,486.

Effective as of April 26, 2019, the Company issued an aggregate of 1,700,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.60 per share for aggregate gross proceeds of $1,020,000. The closing of the exercise of these warrants occurred on May 7, 2019.

Effective as of September 3, 2019, the Company issued an aggregate of 2,200,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.60 per share for aggregate gross proceeds of $1.320,000.

All of these shares were issued to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities act of 1933, as amended.

On April 1, 2019 the Company was required to adopt new guidance for non-employee stock options as set forth in ASC 718. Previously the Company recorded stock compensation expense on each annual vesting date which was determined to be the measurement date and valued each tranche of vested options. Under the new guidance the Company determined the value using Black-Scholes of all of the options on April 1, 2019, the inception date which became the new measurement date and calculated what the straight line amortization would be by period. As a result the Company recorded stock option expense for the three and six months ended September 30, 2019 of $162,605 and $1,266,345, respectively. The remaining 357,500 unvested options are valued at $379,411 and that amount will be amortized over the remaining 7 month vesting period ending April 2020.

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

Operating Lease expense for the three and six months ended September 30, 2019 was $21,681 and 43,753, respectively. The Company also has a short-term lease ending March 31, 2020 and the lease expense for this short-term lease for the three and six months ended September 30, 2019 was $11,120 and 23,597, respectively.

The right-of-use amortization for the three and six months ended September 30, 2019 was $21,681 and $43,753, respectively.

Operating Leases:
September 30, 2019
Operating lease right-of-use asset - current portion	$78,306
Operating lease right-of-use asset - non-current portion	6,526

Total Operating lease right-of-use asset	$84,832

Operating lease liability - current portion	$90,253
Operating lease liability - non-current portion	7,843

Total Operating lease liability	$98,096

Weighted average remaining lease term (in years):
Operating leases	1.08

Weighted average discount rate:
Operating leases	7.50%

Supplemental cash flow information related to leases is as follows:

Six months Ended September 30, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating lease	$46,509

Maturities of undiscounted lease liabilities as of September 30, 2019 are as follows:

Operating Leases
Year ending March 31, 2020 (remainder)	$47,207
Year ending March 31, 2021	55,238
Total lease payments	102,445
Less: Imputed interest	(4,349)
Total lease obligations	98,096

Note 7 - Commitments and Contingency

AQUAhydrate

On September 9, 2019, the Company, AQUAhydrate, Inc. ("AQUAhydrate") and AWC Acquisition Company Inc. (the "Merger Sub"), a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, among other things, the Merger Sub will merge with and into AQUAhydrate with AQUAhydrate as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger").

Subject to the terms and conditions of the Merger Agreement, in consideration for the Merger, the Company agreed to, at the closing of the Merger (the "Closing"), issue to the holders of shares of AQUAhydrate's common stock, on a pro-rata basis, such number of shares of the Company's common stock (the "Company Common Stock") that is equal to 19,565,217 less any shares of the Company Common Stock to be directed by AQUAhydrate to be issued in connection with the Merger to any placement agents or other service providers, including Roth Capital Partners LLC and Emerald Partners Pty Limited, and to any other persons for the payment of any outstanding liabilities of AQUAhydrate.

In addition, on the Closing, the Company agreed to issue to the holders of the shares of AQUAhydrate's preferred stock (after the capital reorganization), on a pro-rata basis, an additional 3,750,000 shares of the Company Common Stock as follows: (1) an aggregate of 1,000,000 shares of the Company Common Stock which will be subject to escrow and not released until the Company achieves trailing revenue of $60 million in any twelve month period ending on the last day of any quarterly period of the fiscal year of the Company (each, a "Period") after the Closing; (2) an aggregate of 1,250,000 shares of the Company Common Stock which will be subject to escrow and not released until the Company achieves trailing revenue of $80 million in any Period after the Closing; and (3) an aggregate of 1,500,000 shares of the Company Common Stock which will be subject to escrow and not released until the Company achieves trailing revenue of $100 million in any Period after the Closing, provided that these shares of the Company Common Stock will be immediately released from escrow upon a change of control of the Company.

On September 9, 2019, and subject to the Merger Agreement closing, the Company agreed to issue 750,000 stock options to purchase shares of its common stock at a price of $3.00 per share until September 9, 2029 to Mark Wahlberg pursuant to a services agreement among the Company, Mr. Wahlberg and AQUAhydrate, Inc. The services agreement, which requires Mr. Wahlberg to provide certain promotional services to the Company, was entered into in connection with the Merger. The stock options vest as follows: (i) 25% will vest one year following the effective date of the Merger, (ii) 25% will vest once the combined company resulting from the Merger (the "Combined Company") has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of the Company. On September 9, 2019, the Company also granted to Mr. Wahlberg a further 250,000 stock options to purchase shares of its common stock at a price of $3.00 per share until September 9, 2029, and such stock options will vest upon a change of control of the Company. The issuance of all of the above referenced stock options to Mr. Wahlberg is conditioned upon Mr. Wahlberg and the Company entering in to separate stock option grant agreements. In the event of the termination of the Merger Agreement, the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited.

On September 9, 2019, and subject to the Merger Agreement closing, the Company agreed to issue 750,000 stock options to purchase shares of its common stock at an exercise price of $3.00 per share until September 9, 2029 to SC Beverages LLC, a company controlled by Sean Combs, pursuant to a services agreement among the Company, SC Beverages LLC and AQUAhydrate, Inc. The services agreement, which requires Mr. Combs to provide certain promotional services to the Company, was entered into in connection with the Merger. The stock options vest as follows: (i) 25% will vest one year following the effective date of the Merger, (ii) 25% will vest once the Combined Company has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of the Company. On September 9, 2019, the Company also granted to SC Beverages LLC a further 250,000 stock options to purchase shares of its common stock at a price of $3.00 per share until September 9, 2029, and such stock options will vest upon a change of control of the Company. The issuance of all of the above referenced stock options to SC Beverages, LLC is conditioned upon SC Beverages, LLC and the Company entering in to separate stock option grant agreements. In the event of the termination of the Merger Agreement, the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited.

On September 9, 2019, and subject to the Merger Agreement closing, the Company agreed to issue 125,000 stock options to purchase shares of its common stock at an exercise price of $3.00 per share until September 9, 2024 to Jillian Michaels, and 125,000 stock options to purchase shares of its common stock at an exercise price of $3.00 per share until September 9, 2024 to G-Money, Inc. pursuant to an endorsement agreement among the Company, Ms. Michaels, G-Money, Inc., Firelight, Inc. and AQUAhydrate, Inc. The endorsement agreement, which requires Ms. Michaels to provide certain promotional services to the Company, was entered into in connection with the Merger. The stock options vest as follows: (i) 25% will vest one year following the effective date of the Merger, (ii) 25% will vest once the Combined Company has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of the Company. On September 9, 2019, the Company also granted to Ms. Michaels a further 125,000 stock options to purchase shares of its common stock at an exercise price of $3.00 per share until September 9, 2024, and granted to G-Money, Inc. a further 125,000 stock options to purchase shares of its common stock at a price of $3.00 per share until September 9, 2024, and such stock options will vest upon a change of control of the Company. The issuance of all of the above referenced stock options to entities affiliated with Ms. Michaels is conditioned upon such entities and the Company entering in to separate stock option grant agreements. In the event of the termination of the Merger Agreement, the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report on Form 10-Q, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiaries A88 Infused Beverage Division, Inc. (a Nevada Corporation hereinafter referred to as "A88 Infused"), A88 International, Inc. (a Nevada Corporation), A88 Infused Products, Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

Results of Operations

Our results of operations for the three months ended September 30, 2019 and September 30, 2018 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2019	2018
Revenue	$10,444,978	$8,639,520
Cost of goods sold	5,959,430	4,987,161
Gross profit	$4,485,548	$3,652,359
Net Loss	$(2,924,957)	$(932,134)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2019 of $10,444,978, as compared to $8,639,520 for the three months ended September 30, 2018, an increase of 21% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to existing retailers and the addition of new retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire's, Publix, Shaw's, Raley's, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended September 30, 2019, we had cost of goods sold of $5,959,430 or 57% of revenue, as compared to cost of goods sold of $4,987,161 or 57% of revenue, for the three months ended September 30, 2018.

Expenses

Our operating expenses for the three months ended September 30, 2019 and September 30, 2018 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2019	2018
Sales and marketing expenses	$4,809,882	$3,056,845
General and administrative expenses	2,247,371	1,291,909
Depreciation expenses	239,757	110,083
Total operating expenses	$7,297,010	$4,458,837

For the three months ended September 30, 2019, our total operating expenses were $7,297,010 as compared to $4,458,837 for the three months ended September 30, 2018.

For the three months ended September 30, 2019, the total included $4,809,882 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $2,247,371, consisted primarily of $1,316,661 of professional fees, media fees and legal fees, stock option expense in the amount of $162,605 and $446,031 of wages and wage related expenses.

For the three months ended September 30, 2018 the total included $3,056,845 of sales and marketing expenses and $1,291,909 of general and administrative expenses, consisting primarily of $718,503 of professional fees, media and legal fees and $339,287 of wages and wage related expenses.

Six Months Ended September 30, 2019 and September 30, 2018

Our results of operations for the six months ended September 30, 2019 and September 30, 2018 are as follows:

	For the six months	For the six months
	ended	ended
	September 30,	September 30,
	2019	2018
Revenue	$20,598,022	$16,520,385
Cost of goods sold	11,987,627	9,478,374
Gross profit	8,610,395	7,042,011
Net Loss	$(7,981,145)	$(2,025,718)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the six months ended September 30, 2019 of $20,598,022 as compared to $16,520,385 for the six months ended September 30, 2018, an increase of 24% generated by sales of our alkaline water and flavored infused water. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, Food Lion, Albertson's, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire's. Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2019, we had cost of goods sold of $11,987,627, or 58% of revenue, as compared to cost of goods sold of $9,478,374 or 57% of revenue, for the six months ended September 30, 2018. The decrease in gross profit rate is a result of increased raw material cost from our suppliers.

Expenses

Our operating expenses for the six months ended September 30, 2019 and September 30, 2018 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2019	2018
Sales and marketing expenses	$9,282,342	$6,196,835
General and administrative expenses	6,626,642	2,377,476
Depreciation expenses	473,697	224,156
Total operating expenses	$16,382,681	$8,798,467

For the six months ended September 30, 2019, our total operating expenses were $16,382,681, as compared to $8,798,467 for the six months ended September 30, 2018.

For the six months ended September 30, 2019, the total included $9,282,342 of sales and marketing expenses and $6,626,642 of general and administrative expenses, consisting primarily of $3,855,970 of professional fees, stock option expense in the amount of $1,266,345 and $878,372 of wage and wage related expenses.

For the six months ended September 30, 2018, the total included $6,196,835 of sales and marketing expenses and $2,377,476 of general and administrative expenses, consisting primarily of $1,276,283 of professional fees and $672,426 of wage and wage related expenses.

Liquidity and Capital Resources

Working Capital
	At September 30, 2019	At March 31, 2019
Current assets	$14,938,761	$16,537,343
Current liabilities	9,477,361	7,125,695
Working capital	$5,461,400	$9,411,648

Current Assets

Current assets as of September 30, 2019 and March 31, 2019 primarily relate to $6,870,906 and $11,032,451 in cash, $4,256,078 and $3,068,181 in accounts receivable and $1,795,245 and $2,058,012 in inventory, respectively.

Current Liabilities

Current liabilities as of September 30, 2019 and March 31, 2019 primarily relate to $4,443,601 and $2,898,958 in accounts payable, revolving financing of $4,008,199 and $3,131,279, and accrued expenses of $935,308 and $1,095,458 respectively.

Cash Flows

Our cash flows for the six months ended September 30, 2019 and September 30, 2018 are as follows:

		For the six	For the six
		months ended	months ended
		September 30,	September 30,
		2019	2018
Net Cash used in operating activities		$(7,328,002)	$(2,998,243)
Net Cash used in investing activities		(210,948)	(473,033)
Net Cash provided by financing activities		3,377,405	6,889,594
Net increase (decrease) in cash and cash equivalents	$	(4,161,545)	$3,418,318

Operating Activities

Net cash used in operating activities was $7,328,002 for the six months ended September 30, 2019, as compared to $2,998,243 used in operating activities for the six months ended September 30, 2018. The increase in net cash used in operating activities was primarily due to the increase in accounts receivable and prepaid expenses and increase in net loss primarily from additional professional fees, media fees and legal fees and stock option expense.

Investing Activities

Net cash used in investing activities was $210,948 for the six months ended September 30, 2019, as compared to $473,033 used in investing activities for the six months ended September 30, 2018. The decrease in net cash used in investing activities was from a reduction in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2019 was $3,377,405, as compared to $6,889,594 for the six months ended September 30, 2018. The decrease in net cash provided by financial activities is primarily due to the $2,500,486 proceeds from the exercise of warrants in the six months ended September 30, 2019 as compared to $6,955,798 of proceeds from sale of common stock in the six months ended September 30, 2018.

Cash Requirements

We believe that between cash on hand as of September 30, 2019 and our credit line, we will have sufficient cash to sustain operations through at least September 30, 2020. However, if our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise any required funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15I, promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2019. We are working on mitigating the material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1	Legal Proceedings

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

On September 9, 2019, we granted 750,000 stock options to purchase shares of our common stock at a price of $3.00 per share until September 9, 2029 to Mark Wahlberg pursuant to a services agreement among our company, Mr. Wahlberg and AQUAhydrate, Inc. The services agreement was entered into in connection with our proposed merger with AQUAhydrate, Inc. (the "Merger"). The stock options vest as follows: (i) 25% will vest one year following the effective time of the Merger, (ii) 25% will vest once the combined company resulting from the Merger (the "Combined Company") has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of our company. On September 9, 2019, we also granted to Mr. Wahlberg a further 250,000 stock options to purchase shares of our common stock at a price of $3.00 per share until September 9, 2029, and such stock options will vest upon a change of control of our company. In the event of the termination of the agreement and plan of merger with AQUAhydrate (the "Merger Agreement"), the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited.

On September 9, 2019, we granted 750,000 stock options to purchase shares of our common stock at an exercise price of $3.00 per share until September 9, 2029 to SC Beverages LLC, a company controlled by Sean Combs, pursuant to a services agreement among our company, SC Beverages LLC and AQUAhydrate, Inc. The services agreement was entered into in connection with the Merger. The stock options vest as follows: (i) 25% will vest one year following the effective time of the Merger, (ii) 25% will vest once the Combined Company has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of our company. On September 9, 2019, we also granted to SC Beverages LLC a further 250,000 stock options to purchase shares of our common stock at a price of $3.00 per share until September 9, 2029, and such stock options will vest upon a change of control of our company. In the event of the termination of the Merger Agreement, the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited.

On September 9, 2019, we granted 125,000 stock options to purchase shares of our common stock at an exercise price of $3.00 per share until September 9, 2024 to Jillian Michaels, and 125,000 stock options to purchase shares of our common stock at an exercise price of $3.00 per share until September 9, 2024 to G-Money, Inc. pursuant to an endorsement agreement among our company, Ms. Michaels, G-Money, Inc., Firelight, Inc. and AQUAhydrate, Inc. The endorsement agreement was entered into in connection with the Merger. The stock options vest as follows: (i) 25% will vest one year following the effective time of the Merger, (ii) 25% will vest once the Combined Company has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of our company. On September 9, 2019, we also granted to Ms. Michaels a further 125,000 stock options to purchase shares of our common stock at an exercise price of $3.00 per share until September 9, 2024, and granted to G-Money, Inc. a further 125,000 stock options to purchase shares of our common stock at a price of $3.00 per share until September 9, 2024, and such stock options will vest upon a change of control of our company. In the event of the termination of the Merger Agreement, the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited.

We granted these stock options pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended to the optionees who were "accredited investors" within the meaning ascribed to that term in Regulation D promulgated under the Securities Act of 1933, as amended

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
10.52

Agreement and Plan of Merger, dated as of September 9, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2019)

10.53

Amendment to the Agreement and Plan of Merger, dated as of October 31, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2019)

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

THE ALKALINE WATER COMPANY INC.

Date: November 12, 2019	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)