Form 10-Q
period 2019-12-31
ALKALINE WATER Co INC
filed 2020-02-10
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

45,585,592 shares of common stock issued and outstanding as of February 10, 2020.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019
	(unaudited)	March 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$4,173,551	$11,032,451
Accounts receivable	3,295,331	3,068,181
Inventory	2,367,125	2,058,012
Prepaid expenses	1,999,656	378,699
Operating lease right-of-use asset - current portion	65,255

Total current assets	11,900,918	16,537,343

Property and Equipment, net	1,461,790	1,945,265

Total assets	$13,362,708	$18,482,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,948,249	$2,898,958
Accrued expenses	999,218	1,095,458
Revolving financing	2,895,444	3,131,279
Operating lease liability - current portion	76,266	-

Total liabilities	8,919,177	7,125,695

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, Series C issued 1,500,000 and Series D issued 3,800,000 at December 31, 2019 and March 31, 2019	5,300	5,300
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 43,685,592 and 39,573,512 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	43,685	39,573
Additional paid in capital	53,932,243	50,006,919
Accumulated deficit	(49,537,697)	(38,694,879)

Total stockholders' equity	4,443,531	11,356,913

Total liabilities and stockholders' equity	$13,362,708	$18,482,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Revenue	$8,455,030	$7,691,013	$29,053,052	$24,211,398

Cost of Goods Sold	5,061,324	4,822,694	17,048,951	14,301,068

Gross Profit	3,393,706	2,868,319	12,004,101	9,910,330

Operating expenses
Sales and marketing expenses	4,077,599	3,650,105	13,359,941	9,846,940
General and administrative	1,812,763	2,718,567	8,439,405	5,096,043
Depreciation	254,220	110,613	727,917	334,769

Total operating expenses	6,144,582	6,479,285	22,527,263	15,277,752

Total operating loss	(2,750,876)	(3,610,966)	(10,523,162)	(5,367,422)

Other (expense)
Interest expense	(110,797)	(144,606)	(319,656)	(413,868)

Total other (expense)	(110,797)	(144,606)	(319,656)	(413,868)

Net loss	$(2,861,673)	$(3,755,572)	$(10,842,818)	$(5,781,290)

LOSS PER SHARE (Basic and Diluted)	$(0.07)	$(0.11)	$(0.26)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	43,685,592	32,814,187	42,187,056	30,765,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Deficit	Total

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$(38,694,879)	$11,356,913

Warrant exercises			1,774,000	1,774	1,178,712		1,180,486

Stock option expense					1,103,740		1,103,740

Net loss						(5,056,188)	(5,056,188)

Balance, June 30, 2019	5,300,000	$5,300	41,347,512	$41,347	$52,289,371	$(43,751,067)	$8,584,951

Warrant exercises			2,200,000	2,200	1,317,800		1,320,000

Stock option exercise			138,080	138	(138)

Stock option expense					162,605		162,605

Net loss						(2,924,957)	(2,924,957)

Balance, September 30, 2019	5,300,000	5,300	43,685,592	43,685	53,769,638	(46,676,024)	7,142,599

Stock option expense					162,605		162,605

Net loss						(2,861,673)	(2,861,673)

Balance, December 31, 2019	5,300,000	$5,300	43,685,592	$43,685	$53,932,243	$(49,537,697)	$4,443,531

Balance, March 31, 2018	5,300,000	$5,300	25,991,346	$25,990	$30,506,265	$(30,077,314)	460,241

Shares issued in connection with offerings			5,131,665	5,132	3,843,668		3,848,800

Net loss						(1,090,584)	(1,090,584)

Balance, June 30, 2018	5,300,000	$5,300	31,123,011	$31,122	$34,349,933	$(31,167,898)	$3,218,457

Shares issued in connection with offerings			1,619,947	1,620	3,236,408		3,238,028

Net loss						(935,134)	(935,134)

Balance, September 30, 2018	5,300,000	5,300	32,742,958	$32,742	$37,586,341	$(32,103,032)	$5,521,351

Warrant exercises			1,275,832	1,276	1,146,973		1,148,249

Stock option exercise			74,221	75	(75)		-

Stock option expense					393,460		393,460

Net loss						(3,755,572)	(3,755,572)

Balance, December 31, 2018	5,300,000	$5,300	34,093,011	$34,093	$39,126,699	$(35,858,604)	$3,307,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,842,818)	$(5,781,290)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	727,917	334,769
Stock compensation expense	1,428,950	393,460
Warrant Expense	-	131,030
Right-of-use asset amortization	11,011	-
Changes in operating assets and liabilities:
Accounts receivable	(227,150)	521,367
Inventory	(309,113)	(701,777)
Prepaid expenses and other current assets	(1,620,957)	115,387
Accounts payable	2,049,291	270,254
Accrued expenses	(96,240)	(139,949)

NET CASH USED IN OPERATING ACTIVITIES	(8,879,109)	(4,856,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(244,442)	(1,174,458)

CASH USED IN INVESTING ACTIVITIES	(244,442)	(1,174,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from revolving financing	(235,835)	157,283
Proceeds from sale of common stock, net	-	6,955,798
Proceeds for the exercise of warrants, net	2,500,486	1,148,249
Repayment of notes payable	-	(131,583)

CASH PROVIDED BY FINANCING ACTIVITIES	2,264,651	8,129,747

NET CHANGE IN CASH	(6,858,900)	2,098,540

CASH AT BEGINNING OF PERIOD	11,032,451	988,905

CASH AT END OF PERIOD	$4,173,551	$3,087,445

INTEREST PAID	$235,197	$333,534

TAXES PAID	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Alkaline Water Company Inc. and its four wholly owned subsidiaries shall collectively be referred to as the "Company." The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. The Company also sells to retail customers flavor infused bottled water in the 500-milliliter size in six flavors: Raspberry, Watermelon, Lemon, Lemon Lime, Peach Mango, and Blood Orange

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on July 1, 2019, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended December 31, 2019 and 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and nine months ended December 31, 2019 and 2018 is unaudited. The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company had $4,173,551 and $11,032,451 in cash at December 31, 2019 and March 31, 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2019 and March 31, 2019:

	December 31,	March 31,
	2019	2019
Trade receivables	$3,335,331	$3,108,181
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Net accounts receivable	$3,295,331	3,068,181

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

As of December 31, 2019, and March, 31 2019, inventory consisted of the following:

	December 31, 2019	March 31, 2019
Raw materials	$1,118,275	$1,066,105
Finished goods	1,248,850	991,907
Total inventory	$2,367,125	$2,058,012

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

Revenue consists of the gross sales price, less variable consideration, consisting of estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $1,175,274 and $1,266,031 for the three months ended December 31, 2019 and 2018, respectively and $4,103,437 and $4,166,274 for the nine months ended December 31, 2019 and 2018, respectively.

Concentration Risks

We have 3 major customers that together account for 51% (22%, 16% and 13%, respectively) of accounts receivable at December 31, 2019. The Company has 2 customers that together accounted for 40% (26% and 14%, respectively) of the total revenues earned for the three months ended December 31, 2019 and 2 customers that together accounted for 40% (24% and 16% respectively) of the total revenues earned for the nine months ended December 31, 2019. The Company has 2 vendors that accounts for 42% (23% and 19% respectively) of purchases for the three months ended December 31, 2019 and 3 vendors that accounted for 52% (21%, 21% and 10% respectively) of purchases for the nine months ended December 31, 2019.

We had 2 major customers that together accounted for 45% (29% and 16%, respectively) of accounts receivable at December 31, 2018. The Company has 2 customers that together accounted for 47% (28% and 19%, respectively) of the total revenues earned for the three months ended December 31, 2018 and 2 customers that together accounted for 43% (24% and 19% respectively) of the total revenues earned for the nine months ended December 31, 2018. The Company has 3 vendors that accounts for 58% (36%, 11%, and 11% respectively) of purchases for the three months ended December 31, 2018 and 3 vendors that accounted for 59% (36%, 12% and 11% respectively) of purchases for the nine months ended December 31, 2018.

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

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share ("EPS") amounts in the consolidated financial statements are computed in accordance with ASC 260- 10 "Earnings per Share", which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

The Company had 250,506 and 1,578,343 shares relating to options and -0- and 3,013,000 shares relating to warrants at December 31, 2019 and 2018, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of December 31, 2019 and 2018, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2020:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. The Company adopted this standard as of April 1, 2019, the first day of its 2020 fiscal year, using the modified retrospective approach the impact of which was not material. Upon adoption of the new guidance, the Company recognized a right of use asset of $123,985 and an operating lease liability of $140,004 at inception.

On April 1, 2019 the Company was required to adopt new guidance for non-employee stock options as set forth in ASC 718. Previously the Company recorded stock compensation expense on each annual vesting date which was determined to be the measurement date and valued each tranche of vested options. Under the new guidance the Company determined the value of all of the options on April 1, 2019, the inception date which became the new measurement date and calculated what the straight line amortization would be by period. As a result the Company recorded stock option expense in the amount of $1,428,949 in the nine months ended December 31, 2019.

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

The Company has evaluated other recent accounting pronouncements through December 31, 2019 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at:

	December 31, 2019 (unaudited)	March 31, 2019
Machinery and Equipment	$4,005,283	$3,764,533
Office Equipment	32,991	29,300
Less: Accumulated Depreciation	(2,576,484)	(1,848,568)
Property and Equipment, net	$1,461,790	$1,945,265

Depreciation expense for the nine months ended December 31, 2019 and December 31, 2018 was $727,917 and $334,769, respectively.

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of December 31, 2019 was 8.0%.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company was in compliance with those covenants as of December 31, 2019.

NOTE 4 - STOCKHOLDER EQUITY

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

Grant of Series C Convertible Preferred Stock

On March 30, 2016, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of the company as "Series C Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) the Company achieves consolidated revenue equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. At December 31, 2019 and March 31, 2019, 1,500,000 shares of Series C preferred stock were convertible into common stock.

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as "Series D Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and nonassessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. At December 31, 2019 and 2018 there were 3,800,000 shares of Series D preferred stock outstanding none of which were convertible.

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

Effective as of September 3, 2019, the Company issued an aggregate of 2,200,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.60 per share for aggregate gross proceeds of $1, 320,000.

All of these shares were issued to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities act of 1933, as amended.

On April 1, 2019 the Company was required to adopt new guidance for non-employee stock options as set forth in ASC 718. Previously the Company recorded stock compensation expense on each annual vesting date which was determined to be the measurement date and valued each tranche of vested options. Under the new guidance the Company determined the value using Black-Scholes of all of the options on April 1, 2019, the inception date which became the new measurement date and calculated what the straight line amortization would be by period. As a result the Company recorded stock option expense for the three and nine months ended December 31, 2019 of $162,605 and $1,428,949 respectively. The remaining 357,500 unvested options are valued at $216,806 and that amount will be amortized over the remaining 4 month vesting period ending April 2020.

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

Operating Lease expense for the three and nine months ending December 31, 2019 was $23,534 and $70,043, respectively. The Company also has a short-term lease ending March 31, 2020 and the lease expense for this short-term lease for the three and nine months ended December 31, 2019 was $12,622 and $36,749, respectively.

The right-of-use amortization for the three and nine months ended December 31, 2019 was $21,281 and $65,034, respectively.

Operating Leases:

December 31, 2019
Operating lease right-of-use asset - current portion	$65,255
Operating lease right-of-use asset - non-current portion	-0-

Total Operating lease right-of-use asset	$65,255

Operating lease liability - current portion	$76,266
Operating lease liability - non-current portion	-0-

Total Operating lease liability	$76,266
Weighted average remaining lease term (in years):
Operating leases	0.83

Weighted average discount rate:
Operating leases	7.50%

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

NOTE 8 - SUBSEQUENT EVENTS

Effective as of January 13, 2020, the Company issued 1,500,000 shares of its common stock to Richard A. Wright, president, chief executive officer and director, upon conversion of 1,500,000 shares of its Series C Preferred Stock without the payment of any additional consideration.

On February 4, 2020, the Company terminated the Agreement and Plan of Merger (the "Merger Agreement") that it had entered into with AQUAhydrate, Inc. and AWC Acquisition Company Inc., a wholly-owned subsidiary of the Company, on September 9, 2019 as amended.  The Company terminated the Merger Agreement pursuant to Section 7.2(a) of the Merger Agreement as the merger had not been consummated on or before January 31, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended December 31, 2019 and December 31, 2018

Our results of operations for the three months ended December 31, 2019 and December 31, 2018 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2019	2018
Revenue	$8,455,030	$7,691,013
Cost of goods sold	5,061,324	4,822,694
Gross profit	3,393,706	2,868,319

Net Loss (after operating expenses and other expenses)	(2,861,673)	(3,755,572)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2019 of $8,455,030 as compared to $7,691,013 for the three months ended December 31, 2018, an increase of 10% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country.. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire's, Publix, Shaw's, Raley's, Food Lion, Harris Teeter, Festival Foods, and Family Dollar.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2019, we had cost of goods sold of $5,061,324, or 60% of revenue, as compared to cost of goods sold of $4,822,694 or 63% of revenue, for the three months ended December 31, 2018.

Expenses

Our operating expenses for the three months ended December 31, 2019 and December 31, 2018 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2019	2018
Sales and marketing expenses	$4,077,599	$3,650,105
General and administrative expenses	1,812,763	3,650,105
Depreciation expenses	254,220	110,613
Total operating expenses	$6,144,582	$6,479,285

For the three months ended December 31, 2019, our total operating expenses were $6,144,582 as compared to $6,479,285 for the three months ended December 31, 2018.

For the three months ended December 31, 2019, the total included $4,077,599 of sales and marketing expenses and $1,812,763 of general and administrative expenses, consisting primarily of approximately $668,430 of professional fees, media fee and legal fees, $607,187 of wages and wages related expenses and $191,355 of non-cash stock option and stock compensation expense.

For the three months ended December 31, 2018, the total included $3,650,105 of sales and marketing expenses and $2,718,567 of general and administrative expenses, consisting primarily of approximately $1,707,964 of professional fees and 393,460 of stock option expense.

Depreciation expense for the nine months ended December 31, 2019 and December 31, 2018 was $254,220 and $110,613, respectively.  The increase was primarily due to the fact during the fourth quarter of the prior year the Company changed the estimated useful life of the fixed assets from 5 years to 3 years based on operating experience of the fixed assets.

Nine Months Ended December 31, 2019 and December 31, 2018

Our results of operations for the nine months ended December 31, 2019 and December 31, 2018 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2019	2018
Revenue	$29,053,052	$24,211,398
Cost of goods sold	17,048,951	14,301,068
Gross profit	12,004,101	9,910,330

Net Loss (after operating expenses and other expenses)	$(10,842,818)	$(5,781,290)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the nine months ended December 31, 2019 of $29,053,052 as compared to $24,211,398 for the nine months ended December 31, 2018, an increase of 20% generated by sales of our alkaline water and flavored infused water.. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our products through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Albertson's/ Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB Brookshire's, Publix, Shaw's, Raley's, Food Lion, Harris Teeter, Festival Foods, and Family Dollar.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the nine months ended December 31, 2019, we had cost of goods sold of $17,048,951, or 59% of revenue, as compared to cost of goods sold of $14,301,068 or 59% of revenue, for the nine months ended December 31, 2018.

Expenses

Our operating expenses for the nine months ended December 31, 2019 and December 31, 2018 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2019	2018
Sales and marketing expenses	$13,359,941	$9,846,940
General and administrative expenses	8,439,405	5,096,043
Depreciation expenses	727,917	334,769
Total operating expenses	$22,527,263	$15,277,752

For the nine months ended December 31, 2019, our total operating expenses were $22,527,263, as compared to $15,277,752 for the nine months ended December 31, 2018.

For the nine months ended December 31, 2019, the total included $13,359,941 of sales and marketing expenses and $8,439,405 of general and administrative expenses, consisting primarily of approximately $4,524,400 of professional fees, media fee and legal fees, $1,485,559 of wages and wages related expenses and $1,457,700 of non-cash stock option expense.

For the nine months ended December 31, 2018, the total included $9,846,940 of sales and marketing expenses and $5,096,043 of general and administrative expenses, consisting primarily of $2,984,247 of professional fees and 393,460 of stock option expense.

Depreciation expense for the nine months ended December 31, 2019 and December 31, 2018 was $727,917 and $334,769, respectively.  The increase was primarily due to the fact during the fourth quarter of the prior year the Company changed the estimated useful life of the fixed assets from 5 years to 3 years based on operating experience of the assets.

Liquidity and Capital Resources

Working Capital

	At December	At March 31,
	31, 2019	2019
Current assets	$11,900,918	$16,537,343
Current liabilities	8,919,177	7,125,695
Working capital	$2,981,741	$9,411,648

Current Assets

Current assets as of December 31, 2019 and March 31, 2019 primarily relate to $4,173,551 and $ 11,032,451 in cash, $3,295,331 and $3,068,181 in accounts receivable and $2,367,125 and $ 2,058,012 in inventory, respectively. The decrease in cash was primarily due to the net cash used in operating activities of $8,879,109 offset by the cash provided by financing activities of $2,264,651.

Current Liabilities

Current liabilities as of December 31, 2019 and March 31, 2019 primarily relate to $4,948,249 and $2,898,958 in accounts payable, revolving financing of $2,895,444 and $3,131,279, and accrued expenses of $999,218 and $1,095,458 respectively. The increase in accounts payable was primarily due to an increase in payables associated with the increase in professional fees, media fees and legal fees.

Cash Flows

Our cash flows for the nine months ended December 31, 2019 and December 31, 2018 are as follows:

	For the nine	For the nine
	months	months
	ended	ended
	December	December
	31,	31,
	2019	2018
Net cash used in operating activities	$(8,879,109)	$(4,856,749)
Net cash used in investing activities	(244,442)	(1,174,458)
Net cash provided by financing activities	2,264,651	8,129,747
Net increase (decrease) in cash and cash equivalents	$(6,858,900)	$(2,098,540)

Operating Activities

Net cash used in operating activities was $8,879,109 for the nine months ended December 31, 2019, as compared to $4,856,749 used in operating activities for the nine months ended December 31, 2018. The increase in net cash used in operating activities was primarily due to a large increase in net operating loss.

Investing Activities

Net cash used in investing activities was $244,442 for the nine months ended December 31, 2019, as compared to $1,174,458 used in investing activities for the nine months ended December 31, 2018. The decrease in net cash used in investing activities was from a reduction in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2019 was $2,264,651, as compared to $8,129,747 for the nine months ended December 31, 2018. The decrease in net cash provided by financing activities was due to the $2,500,486 proceeds from the exercise of warrants in the nine months ended December 31, 2019 as compared to $6,955,798 of proceeds from sale of common stock in the nine months ended December 31, 2018.

Cash Requirements

We believe that between cash on hand as of December 31, 2019 and our credit line, we will have sufficient cash to sustain operations through at least December 31, 2020. However, if our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise any required funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Termination of Proposed Merger with AQUAhydrate, Inc.

On February 4, 2020, we terminated the Agreement and Plan of Merger (the "Merger Agreement") that we had entered into with AQUAhydrate, Inc. and AWC Acquisition Company Inc., a wholly-owned subsidiary of our company, on September 9, 2019 as amended.  We terminated the Merger Agreement pursuant to Section 7.2(a) of the Merger Agreement as the merger had not been consummated on or before January 31, 2020

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

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

THE ALKALINE WATER COMPANY INC.

Date: February 10, 2020	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2020	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)