Form 10-K
period 2020-03-31
ALKALINE WATER Co INC
filed 2020-08-13
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-38754

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

14646 N. Kierland Blvd, Suite 255, Scottsdale, AZ 85254
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (480) 656-2423

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

43,283,267 shares of common stock at a price of $1.47 per share for an aggregate market value of $63,626,402.49.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 13, 2020, there were 64,325,115 shares of common stock outstanding.

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
Not Applicable

Explanatory Note

Due to the outbreak of coronavirus disease 2019 ("COVID-19") we have availed ourselves of an extension to file our Annual Report on Form 10-K for the year ended March 31, 2020 (the "Annual Report"), originally due on June 29, 2020, relying on an order (Release No. 34-88465) issued by the Securities and Exchange Commission (the "SEC") on March 25, 2020 (which extended and superseded a prior order (Release No. 34-88318) issued on March 4, 2020) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the "Order"), regarding exemptions granted to certain public companies.

Our company's operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the rest of world, and as a result we were unable to timely prepare our company's financial statements for the year ended March 31, 2020.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus disease a "Public Health Emergency of International Concern," and on March 11, 2020, the World Health Organization characterized the outbreak as a "pandemic." In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

Our management and accounting personnel have experienced significant challenges in accessing accounting records while transitioning to a remote-access work environment. Such inaccessibility materially delayed the preparation of financial statements, including coordination efforts with our auditor in connection with the audit of such financial statements. Additionally, management was required to reallocate resources and time to other non-accounting business and operational matters to ensure business continuity which resulted in further delays in the timely preparation of our financial statements.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements" for purposes of applicable securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward- looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

As used in this annual report on Form 10-K, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc. (a Nevada Corporation) and its five wholly owned subsidiaries: A88 Infused Beverage Division Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), A88 Infused Products Inc. (a Nevada Corporation), AWC Acquisition Company Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

Corporate Overview

We offer retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. In addition to its bottled alkaline water, we also offer retail consumers flavor infused bottled water in the 500-milliliter size in seven flavors: Raspberry, Watermelon, Lemon, Lemon Lime, Peach Mango, Blood Orange, and Cucumber Mint. We recently introduced and began selling hemp-derived CBD topical and ingestible products under the brand name "A88CBD™". Our hemp-derived CBD products are produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

Our bottled alkaline water product is presently available in all 50 states and the District of Columbia. We distribute our product through several channels. We sell through large national distributors, including UNFI, KeHE, C&S, and Core-Mark. We also sell our product to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Examples of our retail clients include Walmart, CVS, Family Dollar, Food Lion, Albertson's, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our CBD products are presently available for purchase on our E-commerce websites, www.a88cbd.com and www.a88hemp.com, in addition to a growing number of brick and mortar retail locations.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company for our alkaline bottled water products. It has entered into co-packing agreements with eight different bottling companies located in Virginia, Georgia, California, Texas, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $8.3 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc. and Packaging Corporation of America.

A88 Infused Beverage Division, Inc.

In August 2018, we formed A88 Infused Beverage Division, Inc., or "A88 Infused," a Nevada corporation and a wholly-owned subsidiary of our company. A88 Infused's focus is brand extension and product innovations in the wellness water category. We formed A88 Infused to meet what we believe is increasing consumer demand for enhanced and functional (value-added) beverages. We expect A88 Infused to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space.

To prepare for the launch of products by A88 Infused, we have expanded our packaging capabilities. We announced in January, 2019 that Nevada-based Western Group Packing has agreed to produce A88 Infused's flavored Alkaline88® water products and its planned hemp extract-infused water product at its 150,000+ square foot facility located in North Las Vegas, NV. We received our first order for our A88 Infused's flavored Alkaline88® water products, which are now available in Blood Orange, Lemon, Lemon-Lime, Peach Mango, Watermelon, Cucumber Mint, and Raspberry, in August, 2019.  In February, 2020, we announced the receipt of first commitments from over 10,000 stores nationwide to purchase our flavored Alkaline88® water products.

A88 Infused is also developing and preparing for the initial launch of its planned hemp extract product, which will be marketed under the trademark Soothe™. The production of A88 Infused's planned hemp extract product is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA's authorities with respect to food or drugs. As of the date of this annual report, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for four hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use.  In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit A88 Infused to market hemp extract in water without food additive approval, we expect to produce and sell Soothe™ as still water in bottles. We may also decide to market Soothe™ in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA's GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract. We expect to produce Soothe™ as a low calorie or no calorie, hemp extract-infused water in three flavors. We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

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

• Increase Manufacturing Capacity - (i) Flagship Alkaline88® product: we expect to add one to two new co-packer facilities, strategically located to reduce freight costs and meet current volumes and future growth objectives; and (ii) A88 Infused: we expect to add three to five new co-packer facilities strategically located to meet anticipated volumes by product type and future growth objectives.

• Expand Retail Distribution - We continue to expand our retail presence.

• Addition of Support Staff - In order to support expansion efforts and to continue the training and support of our broker network, we anticipate that we will need to hire approximately three to five more people on the corporate level for the specific purpose of supporting the broker, distributor and retailers and their logistical and accounting requirements. We continue to seek and interview candidates to fill our growing need for additional staffing.

• Capital Considerations - Our business plan can be adjusted based on the available capital to the business.

o On April 17, 2020, we completed a private placement of 9,750,000 units of our securities at a price of US$0.40 per unit for gross proceeds of US$3,900,000 (the "April Private Placement"). Each unit consisted of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to acquire one additional share of our common stock at a price of US$0.50 per share for a period of three years. In the event that our common stock has a closing price on an exchange on which our common stock may be traded at such time of US$1.75 or greater per share for a period of 20 consecutive trading days at any time from the closing date of the April Private Placement, we may accelerate the expiry date of the warrants by giving notice to the holders thereof (by disseminating a news release advising of the acceleration of the expiry date of the warrants) and, in such case, the warrants will expire on the thirtieth day after the date of such notice. A special meeting of stockholders held on July 13, 2020 approved the April Private Placement.

o On July 14, 2020, we issued 4,444,440 units of our company upon conversion of the subscription receipts issued pursuant to a private placement completed on May 11, 2020 (the "May Private Placement"). Accordingly, gross proceeds of US$1,999,998, previously held in escrow, have been released to our company. Each unit consists of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock until May 11, 2023 at a price of US$0.55 per share. In the event that our common stock has a closing price of US$1.75 or greater per share for a period of 20 consecutive trading days at any time from the closing date of the private placement, we may accelerate the expiry date of the warrants by giving notice to the holders thereof (by disseminating a news release advising of the acceleration of the expiry date of the warrants) and, in such case, the warrants will expire on the thirtieth day after the date of such notice. The conversion of the subscription receipts was the result of our company satisfying the escrow release condition, which was the receipt by our company of an ordinary resolution of our stockholders approving the private placement and the issuance of the securities thereunder.

o We believe the proceeds from the April Private Placement and the May Private Placement, plus anticipated warrant exercises, will adequately fund our operations and capital needs for the next 12 months.

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

We have distribution agreements with large national distributors (UNFI, KeHe, CoreMark, and C&S), representing over 150,000 retail establishments. Our current retailers include convenience stores, natural food products stores, large ethnic markets and national retailers. Currently, we sell all of our products to our retailers through brokers and distributors. Our larger retail clients bring the water in through their own warehouse distribution network. Our current retail clients are made up of a variety of the following; convenience stores, including 7-11's; large national retailers, including Walmart, CVS, Family Dollar, Albertson's/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Bristol Farms, Stater Brothers, Publix, Vallarta, Superior Foods, Brookshire's, HEB and other companies throughout the United States. In total we are now in more than 70% of the top 75 grocery retailers in the United States.

Dependence on Few Customers

We have 2 major customers that together account for 36% (22% and 14%, respectively) of accounts receivable at March 31, 2020, and 2 customers that together account for 40% (24% and 16%, respectively) of the total revenues earned for the year ended March 31, 2020.

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

We have engaged a sales and marketing agency to assist our company in all aspects of our marketing, trade promotion, public relations and brand development. Their expertise in all aspects of consumer goods brand development and marketing is expected to help us meet the growing consumer demand for both our flagship Alkaline88® product and our A88CBD™ product line.

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

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Core, Icelandic, Real Water, AQUAHydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-gallon bottles. We currently offer our product in a one-gallon bottle for a suggested resale price or an SRP of $4.99, three-liter bottle for an SRP of $3.99, 1.5 liter at an SRP of $2.49, 1 liter at an SRP of $1.99, 700 milliliter single serving at an SRP of $1.19, and a 500 milliliter at an SRP of $0.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our products. We can provide no assurances that consumers will continue to purchase our products or that they will not prefer to purchase a competitive product.

The CBD and hemp extract market is extremely competitive and constantly evolving. We face competition from both existing and emerging companies that offer similar CBD and hemp products to our company. We face potential direct competition from Charlotte's Web Holdings Inc., PureKana, and cbdMD.

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

Government Regulation

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our products will be subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations.

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

Employees

In addition to Richard A. Wright, who is our president, chief executive officer and director, and David A. Guarino, who is our chief financial officer, secretary, treasurer and director, we currently employ 24 full time employees and 3 part-time employees. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

Our financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs. As of March 31, 2020, we had an accumulated deficit of $53,521,700. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of March 31, 2020 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2020 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

The availability of non-commercial beverages, such as tap water, and machines capable of producing alkaline water at the consumer's home or at store-fronts could hurt our business, market share, and profitability.

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

We compete in an industry characterized by rapid changes in consumer preferences, so our ability to continue developing new products to satisfy our consumers' changing preferences will determine our long-term success. A failure to introduce new products or product extensions into new marketplaces successfully could prevent us from achieving long-term profitability. In addition, customer preferences are also affected by factors other than taste, such as the publicity. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected. In addition, a failure to obtain any required regulatory approvals for our proposed products could have a material adverse effect on our business, operating results and financial condition.

Our growth and profitability depends on the performance of third-party brokers and distributors and on our ongoing relationships with them.

Our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss of your investment. To distribute our products, we use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers within this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our products. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our products. Furthermore, such third-parties' financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retailers so that they will promote and carry our products. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

The loss of one or more of our major customers or a decline in demand from one or more of these customers could harm our business.

We had 2 major customers that together account for 36% (22% and 14%, respectively) of accounts receivable at March 31, 2020, and 2 customers that together account for 40% (24% and 16%, respectively) of the total revenues earned for the year ended March 31, 2020. There can be no assurance that such customers will continue to order our products at the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.

We had 3 vendors that accounted for 52% (21%, 20%, and 11%, respectively) of purchases for the year ended March 31, 2020. Like other companies in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products. Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

Our business is sensitive to public perception. If any product proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our image in the marketplace would be negatively impacted.

Our results of operations may be significantly affected by the public's perception of our company and similar companies. Our business could be adversely affected if any of our products or similar products distributed by other companies proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products. If our products suffer from negative consumer perception, it is likely to adversely affect our business and results of operations.

Consumers may have preconceptions about the health benefits of alkaline water; such health benefits are not guaranteed or proven.

Health benefits of alkaline water are not guaranteed and have not been proven. Although we do not market our products as having any potential health benefits, there is a consumer perception that drinking alkaline water has beneficial health effects. Consequently, negative changes in consumers' perception of the benefits of alkaline water or negative publicity surrounding alkaline water may result in loss of market share or potential market share and hence, loss of your investment. We are also prohibited from touting unconfirmed health benefits in our advertising and promotional activities for the products, both directly and indirectly through claims made by third-party endorsers when those endorsers have a material connection to our company.

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

We and our bottlers will use water, 84 trace minerals from Himalayan salts and packaging materials for bottles such as plastic and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottlers' ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our products and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of our or our bottlers' relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

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

Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.

In December 2019, a novel strain of COVID-19 was reported in China. Since then, the COVID-19 has spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a "pandemic," or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world, including the United States, have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus, and have closed non-essential businesses.

Specifically, at the time this annual report is prepared, we caution that our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the outbreak of COVID-19. Although retailers which carry our products may be considered essential businesses and therefore be allowed to remain operational, they may experience significantly reduced demand. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory to our customers. Further, such risks could also adversely affect retail customers' financial condition, resulting in reduced spending on our products, which are marketed as premium products. "Shelter-in-place" or other such orders by governmental entities could also disrupt our operations, if our employees or the employees of our sourcing partners who cannot perform their responsibilities from home, are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our co-packing facilities or operations of our sourcing partners.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, operations and financial performance will depend on future developments, including the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, changes to the regulatory regimes under which we operate, the effectiveness of actions taken in United States and other countries to contain and treat the disease and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence.

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

Our products are considered premium beverages and are being sold at premium prices compared to our competitors' products; we cannot provide any assurances as to consumers' continued market acceptance of our current and future products.

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Core, Icelandic, Real Water, AQUAHydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-gallon bottles. We currently offer our product in a one-gallon bottle for a suggested resale price or an SRP of $4.99, three-liter bottle for an SRP of $3.99, 1.5 liter at an SRP of $2.49, 1 liter at an SRP of $1.99, 700 milliliter single serving at an SRP of $1.19, and a 500 milliliter at an SRP of $0.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our products. We can provide no assurances that consumers will continue to purchase our products or that they will not prefer to purchase a competitive product.

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

We are highly dependent on two executive officers, Richard A. Wright and David A. Guarino, who have extensive knowledge of our business and the industry in which we operate. We do not have "key person" life insurance policies for either of these officers. The loss of Richard A. Wright and/or David A. Guarino could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

We rely on networks and information systems and other technology ("information systems"), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes and consumer marketing. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications between our company and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of our company and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

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

We and our bottlers offer our products in non-refillable, recyclable containers in the United States. Regulations have been enacted in various jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States. Consumers' increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. Current regulations or the adoption of future regulations in the geographical regions in which we currently operate or intend to operate could adversely affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

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

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottlers' facilities, as well as damage to our image and reputation, all of which could harm our profitability.

If we fail to comply with personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.

In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals ("personal data"), primarily employees and former employees. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. There is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of applicable personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

If we produce, market and/or sell beverages infused with hemp, as defined under the Agriculture Improvement Act of 2018, we will be subject to a myriad of different laws and regulations governing the use of hemp in food and beverages and if we are unable to comply with such laws in a cost-effective manner, our business could be adversely affected.

The production of a beverage infused with hemp, as "hemp" is defined in the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334), is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA's authorities with respect to food or drugs. As of the date of this annual report, the FDA has not made a determination that the use of hemp in food is safe. The FDA has evaluated Generally Recognized as Safe or GRAS notices for three hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use. We intend to comply in full with all federal, state, and local laws, rules and regulations as we develop our hemp alkaline water and other product lines. We will not pursue the production or sale of hemp-infused products until legally permitted.

Laws and regulations governing the use of hemp in food and beverages in the United States are broad in scope; subject to evolving interpretations; and subject to enforcement by a myriad of regulatory agencies and law enforcement entities. Under the Agriculture Improvement Act of 2018, a state or Indian tribe that desires to have primary regulatory authority over the production of hemp in the state or territory of the Indian tribe must submit a plan to monitor and regulate hemp production to the Secretary of the United States Department of Agriculture or USDA. The Secretary must then approve the state or tribal plan after determining if the plan complies with the requirements set forth in the Agriculture Improvement Act of 2018. The Secretary may also audit the state or Indian tribe's compliance with the federally-approved plan. If the Secretary does not approve the state or Indian tribe's plan, then the production of hemp in that state or territory of that Indian tribe will be subject to a plan established by USDA. USDA has not yet established such a plan. We anticipate that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit the use of hemp in food and beverages.

Federal and state laws and regulations on hemp may address production, monitoring, manufacturing, distribution, and laboratory testing to ensure that that the hemp has a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis. Federal laws and regulations may also address the transportation or shipment of hemp or hemp products, as the Agriculture Improvement Act of 2018 prohibits states and Indian tribes from prohibiting the transportation or shipment of hemp or hemp products produced in accordance with that law through the state or territory of the Indian tribe, as applicable. Because we rely on a nationwide broker-distributor-retailer network whereby brokers represent our products to distributors and retailers in turn sell our product to consumers in the fifty states and the District of Columbia, we may be subject to many different state-based regulatory regimens for hemp, all of which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations, as well as adverse publicity and potential harm to our reputation. We and our suppliers and vendors must take significant enterprise risk management steps to ensure that there is no commingling of hemp and marihuana, as "marihuana" is defined in the federal Controlled Substances Act. Marihuana remains subject to the Controlled Substances Act and related regulations.

Furthermore, if we decide to produce, market and sell beverages infused with hemp outside of the United States, we will be subject to applicable laws and regulations in those non-U.S. jurisdictions, which would require us to expend significant costs associated with compliance.

In addition, it is possible that additional regulations may be enacted in the future in the United States and globally that will be directly applicable to our current and proposed product offerings infused with hemp. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA's current position is that the sale of food and beverages that contain hemp-derived cannabidiol or CBD is prohibited under the Federal Food, Drug, and Cosmetic Act; therefore, if we decide to produce, market and/or sell beverages infused with hemp-derived cannabidiol, we may be subject to federal enforcement actions which could adversely affect our business and harm our reputation and brand

The FDA has jurisdiction over drugs and foods that contain CBD, including CBD derived from hemp. Under the Federal Food, Drug and Cosmetic Act or the FDCA, it is a prohibited act to introduce or deliver for introduction into interstate commerce any food (which the FDCA defines to include beverages) that is adulterated. The FDCA therefore prohibits the introduction or delivery for introduction of a food that contains CBD, because the FDCA deems a food to be adulterated if it bears or contains any food additive that is unsafe and CBD is presently an unsafe food additive under the FDCA and FDA regulations. The FDCA also states that it is a prohibited act to introduce or deliver for introduction into interstate commerce any food to which an FDA-approved drug has been added, unless certain exceptions are met. The FDA has approved a drug in which CBD is an active ingredient, and the agency has stated that based on available evidence, none of the exceptions apply to CBD. One of the exceptions addresses whether the drug was marketed in food before the FDA approved the drug and before the institution of any substantial clinical investigations involving the drug. The FDA has stated that interested parties may present the agency with evidence that has bearing on the issue of whether CBD was marketed in food before the FDA approved the CBD drug in 2018 or before the institution of substantial clinical investigations involving the CBD drug. FDA's current position is that this provision of the FDCA also prohibits the introduction or delivery for introduction into interstate commerce of a food to which CBD has been added.

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

Accordingly, if Congress amended federal laws or FDA issued regulations or guidance permitting the use of hemp-derived CBD in food or announcing the agency's decision to use its enforcement discretion with respect to hemp-derived CBD products, we and our suppliers and vendors would be required to implement significant enterprise risk management measures to ensure that there is no commingling of CBD derived from marihuana, as "marihuana" is defined in the federal Controlled Substances Act, with any future commercial supply of hemp-derived CBD that is used to produce our products.

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

Finally, we may initiate claims to assert or defend our own intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert our management's attention from our business and negatively affect our operating results or financial condition.

We may be subject to claims by third parties asserting that our employees or our company has misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Although we try to ensure that our company, our employees, and independent contractors (suppliers/vendors/distributors) do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our company, our employees, or independent contractors (suppliers/vendors/distributors) have used or disclosed intellectual property in violation of others' rights. These claims may cover a range of matters, such as challenges to our trademarks, as well as claims that our employees or independent contractors are using trade secrets or other proprietary information of any such employee's former employer or independent contractors. As a result, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Stock

Because we can issue additional shares of our common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 200,000,000 shares of our common stock and 100,000,000 shares of our preferred stock, of which 64,325,115 shares of our common stock are issued and outstanding as of August 13, 2020. Our board of directors has the authority to cause us to issue additional shares of our common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the Nasdaq Capital Market or Canadian Securities Exchange may be volatile, which could depress the market price of the shares of our common stock and make it difficult for our stockholders to resell their shares.

The shares of our common stock are listed on the Nasdaq Capital Market and the Canadian Securities Exchange. Trading of our common stock may experience wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of the shares of our common stock for reasons unrelated to operating performance.

A prolonged and substantial decline in the price of the shares of our common stock could affect our ability to raise further working capital, thereby adversely impacting our ability to continue operations.

A prolonged and substantial decline in the price of the shares of our common stock could result in a reduction in the liquidity of the shares of our common stock and a reduction in our ability to raise capital. Because we plan to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of the shares of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in shares of our common stock. If we are unable to raise the funds we require for all our planned operations and to meet our existing and future financial obligations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may go out of business.

Because we do not intend to pay any cash dividends on the shares of our common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on the shares of our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 14646 N. Kierland Blvd, Suite 255, Scottsdale, AZ 85254 with a size of 3,352 square feet leased from a third party through September, 2020 at the current rate of $7,891.17 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for trading on the Nasdaq Capital Market since December 10, 2018 and on the Canadian Securities Exchange since May 19, 2020 under the symbol "WTER". From April 25, 2018 to May 15, 2020, our common stock was listed on the TSX Venture Exchange.

Transfer Agents

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transhare Corporation, located at 2849 Executive Dr, STE 200 Clearwater, Florida 33762. The co-transfer agent for our common stock is TSX Trust Company, located at 650 West Georgia Street, Suite 2700, Vancouver, British Columbia V6B 4N9, Canada.

Holders of Common Stock

As of August 13, 2020, there were approximately 45 holders of record of our common stock. As of such date 64,325,115 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2013 Equity Incentive Plan)(1)(2)	2,033,900	$1.11	Nil
Equity compensation plans not approved by security holders (2018 Stock Option Plan)(3)	Nil	N/A	2,737,612
Equity compensation plans approved by security holders (2020 Equity Incentive Plan)(4)	Nil	N/A	10,650,000
Total	2,033,900	$1.11	13,387,612

(1)

Effective October 7, 2013, our board of directors adopted and approved our 2013 equity incentive plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended our 2013 equity incentive plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company's long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company's business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 35,000,000 shares to 700,000 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 700,000 to 7,700,000. The plan enabled us to grant awards of a maximum of 7,700,000 shares of our stock and awards that may be granted under the plan included incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

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

(4)

Effective February 28, 2020 our board of directors adopted and approved our 2020 equity incentive plan, pursuant to which we may grant stock options to acquire up to a maximum of 9,000,000 shares of our common stock and non-stock option awards to acquire up to a maximum of 1,650,000 shares of our common stock. The plan was approved by a majority of our stockholders on March 30,2020. On April 28, 2020, our board of directors amended our 2020 equity incentive plan to remove the requirement that the company obtain the acceptance of the plan by the TSX Venture Exchange prior to granting any awards under the plan. The purpose of our 2020 equity incentive plan is to: (i) enable our company and any affiliate of our company to attract and retain the types of employees, consultants, directors and such other persons as the plan administrator may select who will contribute to our company's long range success; (ii) provide incentives that align the interests of employees, consultants, directors and such other persons as the plan administrator may select with those of our company's stockholders; and (iii) promote the success of our company's business. Under the plan, either stock options or non-stock option awards may be granted. Non-stock option awards means a right granted to an award recipient under the plan, which may include the grant of stock appreciation rights, restricted awards, performance compensation awards or other equity-based awards.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

Our bottled alkaline water product is presently available in all 50 states and the District of Columbia. We distribute our product through several channels. We sell through large national distributors, including UNFI, KeHE, C&S, and Core-Mark. We also sell our product to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Examples of our retail clients include Walmart, CVS, Family Dollar, Food Lion, Albertson's, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our CBD products are presently available for purchase on our E-commerce websites, www.a88cbd.com and www.a88hemp.com, in addition to a growing number of brick and mortar retail locations. Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company for our alkaline bottled water products. It has entered into co-packing agreements with eight different bottling companies located in Virginia, Georgia, California, Texas, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $8.3 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc. and Packaging Corporation of America.

A88 Infused Beverage Division, Inc.

In August 2018, we formed A88 Infused Beverage Division, Inc., or "A88 Infused," a Nevada corporation and a wholly-owned subsidiary of our company. A88 Infused's focus is brand extension and product innovations in the wellness water category. We formed A88 Infused to meet what we believe is increasing consumer demand for enhanced and functional (value-added) beverages. We expect A88 Infused to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space.

To prepare for the launch of products by A88 Infused, we have expanded our packaging capabilities. We announced in January, 2019 that Nevada-based Western Group Packing has agreed to produce A88 Infused's flavored Alkaline88® water products and its planned hemp extract-infused water product at its 150,000+ square foot facility located in North Las Vegas, NV. We received our first order for our A88 Infused's flavored Alkaline88® water products, which are now available in Blood Orange, Lemon, Lemon-Lime, Peach Mango, Watermelon, Cucumber Mint, and Raspberry, in August, 2019.  In February, 2020, we announced the receipt of first commitments from over 10,000 stores nationwide to purchase our flavored Alkaline88® water products.

A88 Infused is also developing and preparing for the initial launch of its planned hemp extract product, which will be marketed under the trademark Soothe™. The production of A88 Infused's planned hemp extract product is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA's authorities with respect to food or drugs. As of the date of this annual report, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for four hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use.  In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit A88 Infused to market hemp extract in water without food additive approval, we expect to produce and sell Soothe™ as still water in bottles. We may also decide to market Soothe™ in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA's GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract. We expect to produce Soothe™ as a low calorie or no calorie, hemp extract-infused water in three flavors. We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

Cash Flows

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs, however, as a result of the gross proceeds of $5,899,998 raised via two private placements of our common stock in April and May, 2020, expected warrant exercises including $258,899 from warrant exercises received since March 31, 2020 to date, and our credit line, we have sufficient cash to sustain operations through at least August 14, 2021. Our ability to continue as a going concern beyond August 14, 2021 is dependent on our company obtaining additional capital to fund operating losses until we become profitable. If we are unable to obtain additional capital, we could be forced to significantly curtail or cease operations.

COVID-19

In December 2019, a novel strain of COVID-19 was reported in China. Since then, the COVID-19 has spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.

Specifically, we caution that our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the outbreak of COVID-19. To date, we have managed to operate successfully throughout the pandemic without any material disruptions to our supply chain.  Although retailers which carry our products may be considered essential businesses and therefore be allowed to remain operational, they may experience significantly reduced demand. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory to our customers. Further, such risks could also adversely affect retail customers’ financial condition, resulting in reduced spending on our products, which are marketed as premium products. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if our employees or the employees of our sourcing partners who cannot perform their responsibilities from home, are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our co-packing facilities or operations of our sourcing partners.

Results of Operations

Years Ended March 31, 2020 and March 31, 2019

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2020 and March 31, 2019 which are included herein:

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019
Revenue	$41,142,443	$32,199,528
Cost of goods sold	24,302,874	19,252,768
Gross profit	16,839,569	12,946,760
Net Loss (after operating expenses and other expenses)	(14,826,821)	(8,617,565)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2020 of $41,142,443 as compared to $32,199,528 for the year ended March 31, 2019, an increase of 28%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Family Dollar, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB Brookshire's, Publix, Shaw's, Raley's, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2020, we had cost of goods sold of $24,302,874, or 59% of net sales, as compared to cost of goods sold of $19,252,768, or 60% of net sales, for the year ended March 31, 2019. The decrease in cost of goods sold as a percentage of net sales compared to the same period last year was due primarily due to the decreased raw materials costs.

Expenses

Our operating expenses for the years ended March 31, 2020 and March 31, 2019 are as follows:

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019
Sales and marketing expenses	$19,067,642	$13,009,384
General and administrative expenses	11,138,749	7,420,078
Depreciation expenses	1,011,241	580,669
Total operating expenses	$31,217,632	$21,010,131

During the year ended March 31, 2020, our total operating expenses were $31,217,632 as compared to $21,010,131 for the year ended March 31, 2019. Sales and marketing expenses increased by approximately $6.1 million primarily as a result of increased marketing spend of approximately $3.1 million due to the 28% increase in revenue and $2.3 million due to convenience store initiative which we undertook in California and Texas. General and administrative expenses increased by $3.7 million primarily resulting from an approximately $1.3 million increase in professional fees, approximately $1.2 million increase in non-cash stock compensation and approximately $0.8 million increase in wage and related expenses.

For the year ended March 31, 2020, the total of $11,138,749 of general and administrative expenses consisted primarily of approximately $5.8 million of professional fees, media fees and legal fees, approximately $2.2 million in wage expense and approximately $1.7 million in stock compensation expense, relating to stock option expense and stock expense relating to endorsement.

For the year ended March 31, 2019, the total of $7,420,078 of general and administrative expenses consisted primarily of approximately $4.5 million of professional fees, media fees and legal fees, $1.4 million in wage expense and $0.5 million in stock compensation expense, relating to stock option expense and stock expense relating to endorsement

Liquidity and Capital Resources

Working Capital

	At March 31, 2020	At March 31, 2019
Current assets	$14,183,215	$16,537,343
Current liabilities	13,983,663	7,125,695
Working capital	$199,552	$9,411,648

Current Assets

Current assets as of March 31, 2020 and March 31, 2019 primarily relate to $4,561,682 and $11,032,451 in cash which decreased due to net cash used in operating activities of approximately $13.6 million offset  by the net cash provided by financing activities of approximately $7.7 million; $4,917,081 and $3,068,181 in accounts receivable due to increased sales relating to COVID-19 in March 2020; and $2,919,860 and $2,058,012 in inventory, resulting from additional inventory to support increased sales due to COVID-19, respectively.

Current Liabilities

Current liabilities as of March 31, 2020 and March 31, 2019 primarily relate to $5,406,541 and $2,898,958 in accounts payable which increased due to increased sales relating to COVID-19 in March 2020, revolving financing of $7,291,217 and $3,131,279 increased due to additional financing needed to support increased demand due to COVID-19, and accrued expenses of $1,186,516 and $1,095,458, respectively.

Cash Flow

Our cash flows for the years ended March 31, 2020 and March 31, 2019 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2020	2019
Net Cash used in operating activities	$(13,642,636)	$(8,128,613)
Net Cash used in investing activities	(488,557)	(1,356,299)
Net Cash provided by financing activities	7,660,424	19,528,458
Net increase (decrease) in cash and cash equivalents	$(6,470,769)	$10,043,546

Operating Activities

Net cash used in operating activities was $13,642,636 for the year ended March 31, 2020, as compared to $8,128,613 used in operating activities for the year ended March 31, 2019. The increase in net cash used was primarily due to the increased net loss after non-cash adjustments of approximately $4.6 million and increase in net working capital accounts of approximately $1 million.

Investing Activities

Net cash used in investing activities was $488,557 for the year ended March 31, 2020, as compared to $1,356,299 used in investing activities for the year ended March 31, 2019. The decrease in net cash used was due to decrease purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2020 was $7,660,424, as compared to $19,528,458 for the year ended March 31, 2019. The decrease in net cash provided by financing activities was due to a decrease of approximately $15.6 million in proceeds from sales of common stock and warrant exercise, offset by an increase in proceeds from the revolver financing of approximately $3.6 million.

Cash Requirements

We believe that between the net proceeds of $5,899,998 raised via two private placements of our common stock in April and May, 2020 discussed above, expected warrant exercises including $258,899 from warrant exercises received to date, and our credit line, we will have sufficient cash to sustain operations including our cash needs for the above milestones through at least September 30, 2021. If our own financial resources and future cash-flows from operations beyond September 30, 2021 are insufficient to sustain operations, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Alkaline Water Company Inc.  (the Company) as of March 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 13, 2020

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2020	March 31, 2019

ASSETS

Current assets
Cash	$4,561,682	$11,032,451
Accounts receivable	4,917,081	3,068,181
Inventory	2,919,860	2,058,012
Prepaid expenses	1,697,199	378,699
Operating lease right-of-use asset	87,393	-

Total current assets	14,183,215	16,537,343
Fixed assets - net	1,422,581	1,945,265

Total assets	$15,605,796	$18,482,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,406,541	$2,898,958
Accrued expenses	1,186,516	1,095,458
Revolving financing	7,291,217	3,131,279
Operating lease liability	99,389	-

Total current liabilities	13,983,663	7,125,695

Stockholders' equity

Preferred stock, $0.001 par value, 100,000,000 shares authorized, 3,400,000 Series D issued and outstanding on March 31, 2020 and 1,500,000 Series C and 3,800,000 Series D issued and outstanding at March 31, 2019	3,400	5,300

Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 45,585,592 and 39,573,512 shares issued and outstanding at March 31, 2020 and March 31, 2019, respectively	45,585	39,573

Additional paid in capital	54,094,848	50,006,919

Stock Payable	1,000,000	-

Accumulated deficit	(53,521,700)	(38,694,879)

Total stockholders' equity	1,622,133	11,356,913

Total liabilities and stockholders' equity	$15,605,796	$18,482,608

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	March 31, 2020	March 31, 2019

Revenue	$41,142,443	$32,199,528

Cost of Goods Sold	24,302,874	19,252,768

Gross Profit	16,839,569	12,946,760

Operating expenses
Sales and marketing expenses	19,067,642	13,009,384
General and administrative	11,138,749	7,420,078
Depreciation	1,011,241	580,669

Total operating expenses	31,217,632	21,010,131

Total operating loss	(14,378,063)	(8,063,371)

Other income (expense)
Interest expense	(448,758)	(554,482)
Change in derivative liability	-	288

Total other (expense)	(448,758)	(554,194)

Net loss	$(14,826,821)	$(8,617,565)

LOSS PER SHARE (Basic and Diluted)	$(0.34)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	43,016,474	31,932,168

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2020 AND MARCH 31, 2019

	Preferred Stock		Common Stock		Additional	Stock	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Payable	Deficit	Total

Balance, March 31, 2018	5,300,000	$5,300	25,991,346	$25,990	$30,506,265	$-	$(30,077,314)	$460,241

Shares issued in connection with offerings			11,351,612	11,352	17,227,077			17,238,429

Warrant exercises			2,091,497	2,091	1,880,257			1,882,348

Stock Option expense					393,460			393,460

Stock Option exercises			139,057	140	(140)			-

Net (loss)							(8,617,565)	(8,617,565)

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$-	$(38,694,879)	$11,356,913

Preferred Stock Conversion	(1,900,000)	(1,900)	1,900,000	1,900				-

Warrant exercises			3,974,000	3,974	2,496,512			2,500,486

Stock Option expense					1,591,555			1,591,555

Stock Option exercises			138,080	138	(138)			-

Stock Payable						1,000,000		1,000,000

Net (loss)							(14,826,821)	(14,826,821)

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$(53,521,700)	$1,622,133

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,826,821)	$(8,617,565)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,011,241	580,669
Stock compensation expense	1,591,555	393,460
Right-of-use asset	11,996	-
Change in derivative liabilities	-	(288)
Changes in operating assets and liabilities:
Accounts receivable	(1,848,900)	(469,086)
Inventory	(861,848)	(1,055,992)
Prepaid expenses and other current assets	(1,318,500)	(82,228)
Accounts payable	2,507,583	845,970
Accrued expenses	91,058	276,447

NET CASH USED IN OPERATING ACTIVITIES	(13,642,636)	(8,128,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(488,557)	(1,356,299)

CASH USED IN INVESTING ACTIVITIES	(488,557)	(1,356,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving financing	4,159,938	539,264
Proceeds from sale of common stock, net	-	17,238,429
Proceeds from stock payable	1,000,000	-
Proceeds for the exercise of warrants, net	2,500,486	1,882,348
Repayment of notes payable	-	(131,583)

CASH PROVIDED BY FINANCING ACTIVITIES	7,660,424	19,528,458

NET CHANGE IN CASH	(6,470,769)	10,043,546

CASH AT BEGINNING OF PERIOD	11,032,451	988,905

CASH AT END OF PERIOD	$4,561,682	$11,032,451

INTEREST PAID	$350,327	$430,614

TAXES PAID	$-	$-

SUPPLEMENTAL DISCLOSURE of NON-CASH INVESTING and FINANCING ACTIVITIES:

OPERATING LEASE RIGHT OF USE ASSET	$165,699	$-

OPERATING LEASE LIABILITY	$185,510	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. In addition to its bottled alkaline water, the Company also offers retail consumers flavor infused bottled water in the 500-milliliter size in seven flavors: Raspberry, Watermelon, Lemon, Lemon Lime, Peach Mango, Blood Orange, and Cucumber Mint. The Company recently introduced and began selling hemp-derived CBD topical and ingestible products under the brand name “A88CBD™”. Our hemp-derived CBD products are produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

Basis of presentation

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its five wholly owned subsidiaries: A88 Infused Beverage Division Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), A88 Infused Products Inc. (a Nevada Corporation), AWC Acquisition Company Inc. (a Nevada corporation),  and Alkaline 88, LLC (an Arizona Limited Liability Company). All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc., A88 Infused Beverage Division, Inc., A88 Infused Products Inc., A88 International, Inc., AWC Acquisition Company Inc., and Alkaline 88, LLC will be collectively referred herein to as the "Company". Any reference herein to "The Alkaline Water Company Inc.", the "Company", "we", "our" or "us" is intended to mean The Alkaline Water Company Inc., including the subsidiaries indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney’s client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $4,561,682 and $11,032,451 in cash at March 31, 2020 and March 31, 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2020 and 2019:

	2020	2019
Trade receivables, net	$4,957,081	$3,108,181
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Net accounts receivable	$4,917,081	$3,068,181

Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions. The accounts receivable balance is pledged as collateral for the Company's revolving financing as disclosed in Note 4.

Inventory

Inventory represents raw materials and finished goods valued at the lower of cost or market with cost determined using the weight average method which approximates first-in first-out method, and with market defined as the lower of replacement cost or realizable value. The inventory balance is pledged as collateral for the Company's revolving financing as disclosed in Note 4.

As of March 31, 2020 and 2019, inventory consisted of the following:

	2020	2019
Raw materials	$1,788,868	$1,066,105
Finished goods	1,130,992	991,907
Total inventory	$2,919,860	$2,058,012

Property and Equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets or the lease term, whichever is shorter. The Company originally estimated the useful life of water production equipment as 5 years. During the year ended March 31, 2019, the company reevaluated the useful life of its water production equipment as the machinery began to wear out sooner than originally expected over a 3-year period due to an increase in revenue. The Company recorded this change and recorded the adjusted depreciation in the year ended March 31, 2019; the effect of which was not material.

Stock-Based Compensation

The Company accounts for stock-based compensation is in accordance with Accounting Standards Codification ("ASC") 718. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company's common stock for common share issuances.

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2020 and 2019 were $303,346 and $374,500 respectively

Revenue Recognition

We recognize revenue when our performance obligations are satisfied. Our primary performance obligation (the distribution and sale of beverage products) is satisfied upon the delivery of products to our customers, which is also when control is transferred. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods. The Company provides credit to its customers which typically requires payment within 30 days. As an incentive to pay early the Company also typically provides a 2% discount if the customer pays within 10 days. The Company estimates the amount of the discount that the customer is likely to take and records it as reduction in revenue. The amounts are not considered material. After evaluating the revenue disclosure requirements, the Company does not believe that it needs to disaggregate revenues.

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and less certain other discounts and allowances. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $5,799,766 and $5,393,253 for the years ended March 31, 2020 and 2019, respectively.

Concentration Risks

We have 2 major customers that together account for 36% (22% and 14%, respectively) of accounts receivable at March 31, 2020, and 2 customers that together account for 40% (24% and 16%, respectively) of the total revenues earned for the year ended March 31, 2020.The Company has 3 vendors that accounted for 52% (21%, 20%, and 11% respectively) of purchases for the year ended March 31, 2020.

Income Taxes

In accordance with ASC 740 "Accounting for Income Taxes", the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

For the year ended March 31, 2020 and 2019, respectively, the Company had no shares relating to options and 1,236,510 shares relating to options, no shares relating to warrants and 3,190,479 shares relating to warrants and no shares relating to convertible preferred shares and 1,500,000 convertible preferred shares that were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of March 31, 2020 and 2019, the company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2020.

The Company adopted ASC 842 on April 1, 2019 which requires lessees to recognize right-of-use ("ROU") asset and lease liability for all leases. The Company elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs. The adoption resulted in a lease liability of approximately $185,510 and a right of use asset of approximately $165,699. The Company’s undiscounted minimum lease commitments under its operating leases are disclosed in Note 8.

The Company adopted ASU 2018-07, “Improvements to Nonemployee Share-Base Payment Accounting” on April 1, 2019. The Company did not issue any of its shares to nonemployees in exchange for goods or services during the year ended March 31, 2020.

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

The Company has evaluated other recent accounting pronouncements through June 2020 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - CASH FLOWS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2020 of ($53,521,700). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs, however, as a result of the $5,899,998 raised in our two private placements in April and May, 2020, expected warrant exercises including $258,899 from warrant exercises received from March 31, 2020 to date, and our credit line, we believe we will have sufficient cash to sustain operations through at least August 14, 2021.

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2020	March 31, 2019
Machinery and Equipment	$4,249,398	$3,764,533
Office Equipment	32,992	29,000
Less: Accumulated Depreciation	(2,859,809)	(1,848,568)
Fixed Assets, net	$1,422,581	$1,945,265

Depreciation expense for the years ended March 31, 2020 and 2019 was $1,011,241 and $580,669, respectively.

NOTE 4 - REVOLVING FINANCING

On February 1, 2017, we entered into a credit and security agreement (the "Credit Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM" or "Lender"), which subsequently changed its name to CNH Finance Fund I, L.P.

The Credit Agreement provides our company with a revolving credit facility (the "Revolving Facility"), the proceeds of which are to be used to repay existing indebtedness of our company, transaction fees incurred in connection with the Credit Agreement and for the working capital needs of our company.

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $7 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves).

The Credit Agreement expires on July 1, 2022, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears.  The interest rate as of March 31, 2020 was 7.0%

To secure the payment and performance of the obligations under the Credit Agreement, we granted to SCM a continuing security interest in all of our assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

The Company agreed to pay to SCM monthly an unused line fee in amount equal to 0.083% per month of the difference derived by subtracting (i) the average daily outstanding balance under the Revolving Facility during the preceding month, from (ii) the Revolving Loan Commitment Amount. The unused line fee will be payable monthly in arrears. We also agreed to pay SCM as additional interest a monthly collateral management fee equal to 0.35% per month calculated on the basis of the average daily balance under the Revolving Facility outstanding during the preceding month. The collateral management fee will be payable monthly in arrears. Upon a termination of the Revolving Facility, we agreed to pay SCM a termination fee in an amount equal to 1% of the Revolving Loan Commitment Amount if the termination occurs before July 1, 2022. We must also pay certain fees in the event that receivables are not properly deposited in the appropriate lockbox account.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for our company and the financial and loan covenants, such as the loan turnover rate, minimum EBTDA, fixed charge coverage ratio and minimum liquidity requirements. The Company received a waiver of its loan turnover rate covenant, which was not met, from its Lender to ensure it remained in compliance as of March 31, 2020.

In March, 2020, the Lender agreed to provide the Company a $400,000 Temporary Over Advance ("TOA") under the Credit Facility Agreement. The TOA is to be repaid as follows: (i) the Company shall make five (5) weekly principal payments on the TOA 2 each in the amount of $20,000 commencing on May 18, 2020 and on the first Business Day of each calendar week thereafter through and including June 15, 2020, (ii) the Company shall make ten (10) weekly principal payments on the TOA, each in the amount of $30,000, commencing on June 22, 2020 and on the first Business Day of each calendar week thereafter through and including August 24, 2020 and (iii) repay the remaining principal balance on the TOA, if any, in full on or prior to August 24, 2020. As of March 31, 2020, the balance of the TOA was $400,000.

In March, 2020, David Guarino, the Company's Chief Financial Officer,  entered into a Guarantee Agreement (the "Guarantee") with the Lender in order for the Lender to agree to provide the Company the $400,000 TOA under the Credit Agreement. Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company's obligations to repay the TOA only, under the Credit Agreement, with the Lender.

NOTE 5 - STOCKHOLDERS' EQUITY

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

Grant of Series C Convertible Preferred Stock

On March 30, 2016, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as "Series C Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series C Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) the Company achieves consolidated revenue equal to or greater than $15,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series C Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. Effective as of January 13, 2020, the Company issued 1,500,000 shares of its restricted common stock to Richard A. Wright, the Company's president, chief executive officer, and director, upon conversion of his 1,500,000 shares of Series C Preferred Stock. These shares are subject to the resale restrictions under applicable securities laws and the Company's insider trading policy. At March 31, 2020 and 2019, there were nil and 1,500,000 shares of Series C preferred stock outstanding that were convertible into common stock.

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as "Series D Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, we increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and non-assessable share of our common stock at any time after (i) we achieve the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time. In May, 2017, the Company issued a total of 3,000,000 shares of our Series D Preferred Stock to our directors, officers, consultants and employees. In November, 2017, the Company issued an additional 800,000 shares of our Series D Preferred Stock as follows: (a) 300,000 shares to Steve Nickolas pursuant to the Settlement Agreement detailed below; and (b) 500,000 shares to Richard A. Wright pursuant to the Exchange Agreement and stock option forfeitures detailed below. In January, 2020, we issued 400,000 shares of our common stock upon conversion of an aggregate of 400,000 shares of our Series D Preferred Stock without the payment of any additional consideration.  At March 31, 2020 and 2019, there were 3,400,000 and 3,800,000 shares, respectively, of Series D preferred stock outstanding that were convertible into common stock.

Common Stock

On March 12, 2019, the Company closed an underwritten public offering of 4,600,000 shares of our common stock. The shares were issued at a purchase price of $2.50 per share, for net proceeds of $10,450,900.

On March 18, 2020, the Company received $1 million of the $3.9 million private placement that the Company completed on April 17, 2020 (see Note 11).  Since the private placement was not completed by March 31, 22020, the Company had $1 million in stock payable on March 31, 2020.

Common Stock Issued for Services

In the year ended March 31, 2020 and March 31, 2019, the Company did not issue any common stock for services. However, the Company accrued $81,117 and $84,583 in the year ended March 31, 2020 and March 31, 2019, based on the market value of the common stock of the Company on the date earned, respectively under an agreement that obligates the Company to issue 276,167 shares consultants for services rendered of which approximately 247,167 shares were earned in the year ended March 31, 2020 and approximately 29,000 shares were earned in the year ended March 31, 2019.

NOTE 6 - OPTIONS AND WARRANTS

Stock Option Awards

Effective October 7, 2013, our board of directors adopted and approved our 2013 equity incentive plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended our 2013 equity incentive plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company's long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company's business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 35,000,000 shares to 700,000 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 700,000 to 7,700,000. The plan enabled us to grant awards of a maximum of 7,700,000 shares of our stock and awards that may be granted under the plan included incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

On April 25, 2018, our board of directors adopted the 2018 Stock Option Plan, pursuant to which we may grant stock options to acquire up to a total of 5,171,612 shares of our common stock, including any other shares of our common stock which may be issued pursuant to any other stock options granted by our company outside the plan. We adopted the plan in connection with our prior application to list our common stock on the TSX Venture Exchange. The purpose of the plan is to retain the services of valued key employees and consultants of our company and such other persons as our board of directors selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by our board of directors.

Effective February 28, 2020 our board of directors adopted and approved our 2020 equity incentive plan, pursuant to which we may grant stock options to acquire up to a maximum of 9,000,000 shares of our common stock and non-stock option awards to acquire up to a maximum of 1,650,000 shares of our common stock. The plan was approved by a majority of our stockholders on March 30, 2020. The purpose of our 2020 equity incentive plan is to: (i) enable our company and any affiliate of our company to attract and retain the types of employees, consultants, directors and such other persons as the plan administrator may select who will contribute to our company's long range success; (ii) provide incentives that align the interests of employees, consultants, directors and such other persons as the plan administrator may select with those of our company's stockholders; and (iii) promote the success of our company's business. Under the plan, either stock options or non-stock option awards may be granted. Non-stock option awards mean a right granted to an award recipient under the plan, which may include the grant of stock appreciation rights, restricted awards, performance compensation awards or other equity-based awards.

Effective April 28, 2017, we granted a total of 1,790,000 stock options to our directors, officers, consultants employees. The stock options are exercisable at the exercise price of $1.29 per share for a period of ten years from the date of grant. 360,000 of the stock options vest as follows: (i) 120,000 upon the date of grant; and (ii) 120,000 on each anniversary date of grant for 2 years. 1,430,000 of the stock options vest as follows: (i) 357,500 upon the date of grant; and (ii) 357,500 on each anniversary date of grant for 3 years. We granted the stock options to 12 U.S. Persons and 3 non U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. During the years ended March 31, 2020 and March 31, 2019, a total of 239,000 and 161,100 options were exercised, respectively, all on a cashless exercise basis.

For the years ended March 31, 2020 and March 31, 2019 the Company has recognized compensation expense of $1,591,555 and $393,460 respectively, on the stock options granted in April 2017 that vested. The unvested amounts will be amortized over the next quarter. The fair value of the unvested shares is $54,202 as of March 31, 2020. The aggregate intrinsic value of outstanding options was $16,916 at March 31, 2020. Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2018	2,434,000	$1.09	8.0
Granted	-	-	-
Exercised	(161,100)	1.03	4.5
Expired/Forfeited	-	-	-
Outstanding at March 31, 2019	2,272,900	1.09	4.5
Granted	-	-	-
Exercised	(239,000)	0.89	3.5
Expired/Forfeited	-	-	-
Outstanding at March 31, 2020	2,033,900	1.11	3.5
Exercisable at March 31, 2020	1,684,925	1.08	3.5

Warrants

On March 1, 2018, pursuant to Warrant Amendment Agreements dated February 22, 2018 with 16 holders (the "Holders") of our common stock purchase warrants (the "Existing Warrants"), we issued an aggregate of 3,900,000 shares of our common stock upon exercise of the Existing Warrants at an exercise price of $0.50 per share for aggregate gross proceeds of $1,950,000. The Existing Warrants were issued by us as part of an offering that closed on March 4, 2016. In addition, pursuant to the Warrant Amendment Agreements, we issued new common stock purchase warrants of our company (the "New Warrants") in the form of the Existing Warrants to purchase up to a number of shares of our common stock equal to the number of Existing Warrants exercised by the Holders, provided that (i) the exercise price of the New Warrants is $0.60 per share, subject to adjustment in the New Warrants, (ii) the expiry date of the New Warrants is September 1, 2019 and (iii) the New Warrants are non-transferable.

On May 31, 2018, the Company issued 5,131,665 Units of the Company at a price of $0.75 per Unit for aggregate gross proceeds of $3,848,749. Each Unit consisted of one share of common stock of the Company (each, a "Share") and one-half of one share purchase warrant (each whole warrant, a "Warrant"). One Warrant entitles the holder thereof to purchase one additional Share of the Company (each, a "Warrant Share") at a price of $0.90 per Warrant Share for a period of two years from closing.

On October 1, 2018, the Company closed a non-brokered private placement financing (the "Financing") of 1,619,947 units (each, a "Unit") at a price of CDN$2.50 per Unit for gross proceeds of $2,979,596. Each Unit consists of one share of common stock of the Company (each, a "Share") and one share purchase warrant (each, a "Warrant"), with each Warrant entitling the holder thereof to purchase one additional Share at a price of CDN$2.90 per Share for a period of two years. All securities issued in the Financing were subject to a Canadian holding period which expired on January 28, 2019. The Company paid finder's fees of $123,572 and issued 49,428 warrants.

The following is a summary of the status of all of our warrants as of March 31, 2020 and changes during the years ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2018	4,030,059	0.79
Granted	4,252,541	1.40
Exercised	(2,092,052)	0.90
Cancelled or Expired	(2,326)	27.50
Outstanding at March 31, 2019	6,188,222	1.16
Granted	-	-
Exercised	(3,974,000)	0.63
Cancelled or Expired	(127,733)	5.78
Outstanding at March 31, 2020	2,086,489	1.80
Warrants exercisable at March 31, 2020	2,086,489	1.80

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2020:

STOCK WARRANTS OUTSTANDING

	Number of	Weighted-Average
	Warrants	Remaining Contractual
Exercise Price	Outstanding	Life in Years
$2.06	1,612,157	0.5
0.90	474,332	0.2

*Note - The warrant exercise price is C$ 2.90 = U.S. $2.06 (rate 1.40709) at 03/31/20

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at March 31, 2020 and 2019:

	2020	2019
Deferred income tax assets:	$8,680,000	$5,410,000
Valuation allowance	(8,680,000)	(5,410,000)
Net total	$-	$-

At March 31, 2020, the Company had net operating loss carryforwards of approximately $34,800,000 and net operating loss carryforwards expire in 2023 through 2037. The current year's net operating loss will carryforward indefinitely.

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss ("NOL") carrybacks, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

The current income tax benefit of $3,270,000 generated for the year ended March 31, 2020 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2020 and 2019:

	2020	2019

Effective Tax Rate Reconciliation:

Federal statutory tax rate	21%	21%
State taxes, net of federal benefit	0%	0%
Change in valuation allowance	(21.00%)	(21.00%)
Effective Tax Rate	0%	0%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2020 and 2019 the Company has no unrecognized uncertain tax positions, including interest and penalties.

The Company's federal income tax returns for tax years ended March 31, 2017 and beyond remain subject to examination by the Internal Revenue Service. The returns for Arizona, the Company's most significant state tax jurisdiction, remain subject to examination by the Arizona Department of Revenue for tax years ended March 31, 2016 and beyond.

NOTE 8 - LEASES

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

The Company leases property under operating leases. The Company leases its corporate office space with a size of 3,352 square feet leased from a third party through November, 2020 at the current rate of $7,752 per month; increasing to $7,891 in November 2019. The Company extended its short-term lease for a warehouse, originally due to expire on March 31, 2020 to March 2021, thus the Company adopted ASC 842 for this lease at the time of the extension in January 2020.  The lease rate for the extension was $ 3,938 per month starting April 1, 2020.

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

Operating Lease expense for the year ended March 31, 2020 was $93,717. The Company also had a short-term lease ending March 31, 2020 (before extension noted above) and the lease expense for this short-term lease for the year ended was $48,607.
Operating Leases:
March 31, 2020
Operating lease right-of-use asset - current portion	$87,393
Operating lease right-of-use asset - non-current portion	-0-

Total Operating lease right-of-use asset	$87,393

Operating lease liability - current portion	$99,389
Operating lease liability - non-current portion	-0-

Total Operating lease liability	$99,389

Weighted average remaining lease term (in years):
Operating leases	0.83

Weighted average discount rate:
Operating leases	7.0%

Maturities of undiscounted lease liabilities as of March 31, 2020 are as follows:

Operating Leases
Year ending March 31, 2021	102,488
Total lease payments	102,488
Less: Imputed interest	(3,099)
Total lease obligations	99,389

Note 9 - Commitments and Contingency

On September 9, 2019, the Company, AQUAhydrate, Inc. ("AQUAhydrate") and AWC Acquisition Company Inc. (the "Merger Sub"), a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, among other things, the Merger Sub will merge with and into AQUAhydrate with AQUAhydrate as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). Subject to the terms and conditions of the Merger Agreement, in consideration for the Merger, the Company agreed to, at the closing of the Merger (the "Closing"), issue to the holders of shares of AQUAhydrate's common stock, on a pro-rata basis, such number of shares of the Company's common stock (the "Company Common Stock") that is equal to 19,565,217 less any shares of the Company Common Stock to be directed by AQUAhydrate to be issued in connection with the Merger to any placement agents or other service providers, including Roth Capital Partners LLC and Emerald Partners Pty Limited, and to any other persons for the payment of any outstanding liabilities of AQUAhydrate. In addition, on the Closing, the Company agreed to issue to the holders of the shares of AQUAhydrate's preferred stock (after the capital reorganization), on a pro-rata basis, an additional 3,750,000 shares of the Company Common Stock as follows: (1) an aggregate of 1,000,000 shares of the Company Common Stock which will be subject to escrow and not released until the Company achieves trailing revenue of $60 million in any twelve month period ending on the last day of any quarterly period of the fiscal year of the Company (each, a "Period") after the Closing; (2) an aggregate of 1,250,000 shares of the Company Common Stock which will be subject to escrow and not released until the Company achieves trailing revenue of $80 million in any Period after the Closing; and (3) an aggregate of 1,500,000 shares of the Company Common Stock which will be subject to escrow and not released until the Company achieves trailing revenue of $100 million in any Period after the Closing, provided that these shares of the Company Common Stock will be immediately released from escrow upon a change of control of the Company. On September 9, 2019, and subject to the Merger Agreement closing, the Company agreed to issue 750,000 stock options to purchase shares of its common stock at a price of $3.00 per share until September 9, 2029 to Mark Wahlberg pursuant to a services agreement among the Company, Mr. Wahlberg and AQUAhydrate, Inc. The services agreement, which requires Mr. Wahlberg to provide certain promotional services to the Company, was entered into in connection with the Merger. The stock options vest as follows: (i) 25% will vest one year following the effective date of the Merger, (ii) 25% will vest once the combined company resulting from the Merger (the "Combined Company") has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of the Company. On September 9, 2019, the Company also granted to Mr. Wahlberg a further 250,000 stock options to purchase shares of its common stock at a price of $3.00 per share until September 9, 2029, and such stock options will vest upon a change of control of the Company. The issuance of all of the above referenced stock options to Mr. Wahlberg is conditioned upon Mr. Wahlberg and the Company entering in to separate stock option grant agreements. In the event of the termination of the Merger Agreement, the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited. On September 9, 2019, and subject to the Merger Agreement closing, the Company agreed to issue 750,000 stock options to purchase shares of its common stock at an exercise price of $3.00 per share until September 9, 2029 to SC Beverages LLC, a company controlled by Sean Combs, pursuant to a services agreement among the Company, SC Beverages LLC and AQUAhydrate, Inc. The services agreement, which requires Mr. Combs to provide certain promotional services to the Company, was entered into in connection with the Merger. The stock options vest as follows: (i) 25% will vest one year following the effective date of the Merger, (ii) 25% will vest once the Combined Company has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of the Company. On September 9, 2019, the Company also granted to SC Beverages LLC a further 250,000 stock options to purchase shares of its common stock at a price of $3.00 per share until September 9, 2029, and such stock options will vest upon a change of control of the Company. The issuance of all of the above referenced stock options to SC Beverages, LLC is conditioned upon SC Beverages, LLC and the Company entering in to separate stock option grant agreements. In the event of the termination of the Merger Agreement, the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited. On September 9, 2019, and subject to the Merger Agreement closing, the Company agreed to issue 125,000 stock options to purchase shares of its common stock at an exercise price of $3.00 per share until September 9, 2024 to Jillian Michaels, and 125,000 stock options to purchase shares of its common stock at an exercise price of $3.00 per share until September 9, 2024 to G-Money, Inc. pursuant to an endorsement agreement among the Company, Ms. Michaels, G-Money, Inc., Firelight, Inc. and AQUAhydrate, Inc. The endorsement agreement, which requires Ms. Michaels to provide certain promotional services to the Company, was entered into in connection with the Merger. The stock options vest as follows: (i) 25% will vest one year following the effective date of the Merger, (ii) 25% will vest once the Combined Company has achieved $80 million of revenue in any 12 month period, (iii) 25% will vest once the Combined Company has achieved $100 million of revenue in any 12 month period and (iv) 25% will vest once the Combined Company has achieved $125 million in revenue in any 12 month period; provided that all stock options will immediately vest upon a change of control of the Company. On September 9, 2019, the Company also granted to Ms. Michaels a further 125,000 stock options to purchase shares of its common stock at an exercise price of $3.00 per share until September 9, 2024, and granted to G-Money, Inc. a further 125,000 stock options to purchase shares of its common stock at a price of $3.00 per share until September 9, 2024, and such stock options will vest upon a change of control of the Company. The issuance of all of the above referenced stock options to entities affiliated with Ms. Michaels is conditioned upon such entities and the Company entering in to separate stock option grant agreements. In the event of the termination of the Merger Agreement, the aforementioned services agreement will automatically terminate and all of the above referenced options will automatically be forfeited.  This merger agreement was terminated in February 2020.

NOTE 10 - LOANS PAYABLE

On December 31, 2017, the Company exercised its purchase option with Lessor to purchase all four pieces of equipment leased under a master lease agreement for a total of $160,000 (the "Purchase Payment"). The Purchase Payment bore interest of 12% per annum and was payable in eleven equal monthly installments of $14,934.00 each and one final installment of $4,040.41, with the first installment due on February 1, 2018 and on the remaining eleven installments due on the first of each month thereafter with the final installment due and payable on January 1, 2019. As of March 31, 2020, the equipment has been paid for in-full.

NOTE 11 - SUBSEQUENT EVENTS

Effective as of April 1, 2020, we issued an aggregate of 3,400,000 shares of our common stock upon conversion of an aggregate of 3,400,000 shares of our Series D Preferred Stock without the payment of any additional consideration. Of the 3,400,000 shares that we issued, 1,500,000 shares were issued to Richard A. Wright, our president, chief executive officer and director, 1,000,000 shares were issued to David A. Guarino, our treasurer, secretary, chief financial officer and director and 900,000 shares were issued to three other individuals, We issued these shares pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act of 1933, as amended.

On April 3, 2020, we granted an aggregate of 2,737,000 stock options to certain directors, officers, consultants and employees for the purchase of up to 2,737,000 shares of our common stock pursuant to our 2018 Stock Option Plan. Each stock option is exercisable at a price of $0.53 per share until April 2, 2030. Of these stock options, 1,217,000 vest as to 50% on the grant date and 50% on the one-year anniversary of the grant date, 640,000 vest as to one-third on the grant date and one-third on each anniversary of the grant date and 880,000 vest as to one-third on each anniversary of the grant date.  We granted the stock options to 31 U.S. Persons and 3 non U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. Of these options, 250,000 were granted to Richard A. Wright, our president, chief executive officer and director, and 150,000 were granted to David A. Guarino, our chief financial officer, secretary, treasurer and director. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030.  The stock options vest as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant.

On April 8, 2020, The Alkaline Water Company Inc. (the "Company") received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market (the "Staff"), notifying the Company that, for the last 30 consecutive business days, the closing bid price of the Company's common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Capital Market pursuant to Listing Rule 5550(a)(2) ("Minimum Bid Price Rule"). In accordance with NASDAQ Listing Rules, the Company has been given 180 calendar days, or until October 5, 2020, to regain compliance with the Minimum Bid Price Rule. If at any time before October 5, 2020, the closing bid price of the Company's common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it complies with the Minimum Bid Price Rule. In the event the Company does not regain compliance, the Company may be eligible for additional time to regain compliance of up to an additional 180 calendar days. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On June 3, 2020, the Staff notified the Company that it had regained compliance with the Minimum Bid Price Rule and thus the matter is now closed.

On April 17, 2020, we completed a private placement of 9,750,000 units of our securities at a price of $0.40 per unit for gross proceeds of $3,900,000. Each unit consisted of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.50 per share for a period of three years.  Of the 9,750,000 units we issued: (i) 1,250,000 units were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended to one investor who is an "accredited investor" within the respective meanings ascribed to that term in Regulation D promulgated under the Securities Act of 1933, as amended; and (ii) 8,500,000 units were issued to 5 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with this private placement, we agreed with each subscriber who purchased these units to prepare and file a registration statement with respect to (i) the shares of our common stock comprising these units and (ii) the shares of our common stock issuable upon exercise of the share purchase warrants comprising these units with the Securities and Exchange Commission within 90 days following the closing of the private placement and agreed to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as possible.  We filed the foregoing registration statement on Form S-3 with the SEC on May 27, 2020, and the registration statement was declared effective by the SEC on June 8, 2020.

Effective as of April 29, 2020, we issued an aggregate of 116,000 shares of our common stock upon exercise of stock options. 25,000 were exercised at a price of $1.29 per share for gross proceeds of $32,250 and 91,000 were exercised at a price of $0.53 per share for gross proceeds of $48,230.

On April 30, 2020, we issued an aggregate of 207,000 shares of our common stock in consideration for services rendered to our company. We issued these shares to 7 U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On April 30, 2020, we granted awards of an aggregate of 1,065,000 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to certain directors, officers, employees and consultants.  Of these shares, 645,000 vest on the one-year anniversary of the grant date, 200,000 vest as to 50% on the one-year anniversary of the grant date and 50% vest on the second year anniversary of the grant date, 165,000 vest as to one-third on each anniversary of the grant date and 55,000 vest immediately. The grantees have no rights or privileges as stockholders of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares. Of these restricted awards granted on April 30, 2020, an award of 200,000 shares of our common stock went to Richard A. Wright, our president, chief executive officer and director, and an award of 100,000 shares of our common stock went to David A. Guarino, our chief financial officer, secretary, treasurer and director. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vest on the one-year anniversary of the grant date. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

On May 11, 2020, we completed a private placement of 4,444,440 subscription receipts at a price of $0.45 per subscription receipt for total gross proceeds of $1,999,998.  On July 14, 2020 after receiving the Shareholder Approval detailed below, we issued 4,444,440 units of our company upon conversion such subscription receipts issued pursuant to the foregoing private placement completed on May 11, 2020. Accordingly, gross proceeds of $1,999,998, previously held in escrow, have been released to our company. Each unit consists of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock until May 11, 2023 at a price of $0.55 per share. In the event that our common stock has a closing price on the TSX Venture Exchange (or such other exchange on which our common stock may be traded at such time) of $1.75 or greater per share for a period of 20 consecutive trading days at any time from the closing date of the private placement, we may accelerate the expiry date of the warrants by giving notice to the holders thereof (by disseminating a news release advising of the acceleration of the expiry date of the warrants) and, in such case, the warrants will expire on the thirtieth day after the date of such notice.The proceeds of the private placement are expected to be used to fund our company's general working capital and expansion of production capacity. Of the 4,444,440 units we issued: (i) 444,443 units were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended to three investors, each of who is an "accredited investor" within the meaning ascribed to that term in Regulation D promulgated under the Securities Act of 1933, as amended; and (ii) 3,999,997 units were issued to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with the private placement, we agreed with each subscriber who purchased these subscription receipts to prepare and file a registration statement with respect to (i) the shares of our common stock comprising these subscription receipts and (ii) the shares of our common stock issuable upon exercise of the share purchase warrants comprising these subscription receipts with the Securities and Exchange Commission within 30 days following the satisfaction of the Release Condition and agreed to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as possible.  We filed the foregoing registration statement on Form S-3 with the SEC on May 27, 2020, and the registration statement was declared effective by the SEC on June 8, 2020.

Effective as of May 20, 2020, we issued an aggregate of 287,666 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.90 per share for aggregate gross proceeds of $258,899.40. We issued 121,000 of these shares to four non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. We issued 166,666 of these shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

Effective as of May 22, 2020, we issued 170,000 shares of our common stock in consideration for services to be rendered to our company. We issued these shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On July 13, 2020, we held a special meeting of our stockholders.  At the meeting, our stockholders: (a) approved the April 17, 2020 private placement and the issuance of all securities thereunder; and (b) approved the May 11, 2020 private placement and the issuance of all securities thereunder (collectively, the "Shareholder Approval").

On July 16, 2020, we issued an aggregate of 18,779 shares of our common stock in consideration for services rendered to our company. We issued these shares to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2020. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2020 and that there were material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses:

(1)	We had inadequate segregation of duties over both financial reporting and closing activities.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation

In response to the material weaknesses discussed above, we are working on implementing a new integrated ERP system. Once the ERP system in implemented in the second quarter of fiscal year 2021, we plan to engage a third party consultant to develop a comprehensive control framework using the ERP and to document our internal controls based on the implementation of the ERP system.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Richard A. Wright	President, Chief Executive Officer, Vice-President, Chief Operating Officer, and Director	62	May 31, 2013
David A. Guarino	Chief Financial Officer, Secretary, Treasurer and Director	56	April 28, 2017
Aaron Keay	Chairman of the Board and Director	43	July 22, 2016
Bruce Leitch	Director	62	September 8, 2016
Brian Sudano	Director	56	September 14, 2018

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Richard A. Wright

Mr. Wright is a Certified Public Accountant. He graduated Magnum Cum Laude in 1978 from Mount Union University in Alliance, Ohio. He has taken graduate level MBA courses at Case Western Reserve College in Cleveland, Ohio. In 2008, Mr. Wright became the chief financial officer for PCT International, a leading worldwide developer and manufacturer of last mile and access network solutions for broadband communication networks. PCT focuses on innovative and cost-effective solutions that allow service providers to improve system integrity and expand service offerings. It has manufacturing plants in USA and China and sells its products in 42 countries. In 2010, Mr. Wright started his own tax and accounting CPA firm in Scottsdale, Arizona, Wright Tax Solutions PLC. Mr. Wright also started Wright Investment Group, LLC, a small equity participation firm that helps provide seed capital through micro loans and financial expertise to start-up enterprises.

Effective as of May 31, 2013, Mr. Wright was appointed as the vice-president, treasurer and as a director of our company. On August 7, 2013, our board of directors appointed Mr. Wright as secretary of our company. On August 28, 2016, our board of directors appointed Mr. Wright as chief operating officer of our company. On April 7, 2017, our board of directors appointed Mr. Wright as president of our company. On April 28, 2017, Mr. Wright resigned as the secretary and treasurer of our company and our board of directors appointed Mr. Wright as the chief executive officer of our company.

We believe that Mr. Wright is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experience described above.

David A. Guarino

On April 28, 2017, Mr. Guarino was appointed as the chief financial officer, secretary, treasurer and a director of our company. Mr. Guarino holds a bachelor of science in accounting and a master of accountancy from the University of Denver. From 2008 to 2013, Mr. Guarino was the president and a director of Kahala Corp, a worldwide franchisor of multiple quick service restaurant brands with locations in 49 states and over 25 countries. From 2014 to 2015, Mr. Guarino was the president of HTI International Holdings, Inc., a technology company focused on forward osmosis water filtration technology. From 2015 until April, 2017, Mr. Guarino had been a consultant to our company.

We believe that Mr. Guarino is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experience described above.

Aaron Keay

On July 22, 2016, Mr. Keay was appointed as a director of our company and on August 17, 2017, Mr. Keay was appointed as the chairman of the board.

Mr. Keay has been the president and managing partner of Inform Capital Partner, a corporate finance advisory and merchant banking firm, from 2008 to present. Mr. Keay was a director of Vivo Cannabis Inc., a company listed on the TSXV Venture Exchange, from September 17, 2015 until June 4, 2019. He was the chairman, chief executive officer and director of Inform Resources Corp., a mining company listed on the TSX Venture Exchange, from August 2010 until July 10, 2014. Mr. Keay was the chief executive officer, president and a director of IDM Mining Ltd. (formerly Revolution Resources), a mining company listed on the Toronto Stock Exchange, from 2009 until January 7, 2015. He was a director of OrganiGram Holdings Inc., an industrial company specializing in the production of condition specific medical marijuana under license from Health Canada listed on the TSX Venture Exchange, from September 14, 2010 until July 17, 2014. Mr. Keay was a director of Plateau Uranium Inc. (formerly, Macusani Yellowcake Inc.), a uranium exploration and development company listed on the TSX Venture Exchange, from April 5, 2013 until September 4, 2014. He was a director of Aftermath Silver Inc. (formerly, Full Metal Zinc Ltd.), a mineral exploration and development company listed on the TSX Venture Exchange, from February 2011 until December 12, 2013. Mr. Keay holds a bachelor of human kinetics from the University of British Columbia.

We believe that Mr. Keay is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experience described above.

Bruce Leitch

Mr. Leitch has been a director of our company since September 8, 2016. During the past five years Mr. Leitch has been actively engaged as a management consultant with respect to business development strategies and overseeing the corporate governance requirements for various private companies. The bulk of his time has been spent as the vice president of corporate finance and a director for Citadel LED Lighting Corp., a private company engaged in the importation of innovative LED lighting products with applications in the retail, hospitality, outdoor lighting and commercial buildings and facilities market sectors.

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

Mr. Leitch was the vice president corporate finance and a director of Canadian Glacier Beverage Corp, from 1993 to 1998, the president and director of Cool Can Technologies from 1998 to 2002 and subsequently it's successor NorPac Technologies from 2002 to 2005 and the chief operating officer of Stonepoint Global Brands from 2010 to 2012.

We believe that Mr. Leitch is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his business experience described above.

Brian Sudano

Mr. Sudano has been a director of our company since September 14, 2018. Mr. Sudano is the managing partner of Beverage Marketing Corporation and BMC Strategic Associates. Mr. Sudano has been the managing partner of Beverage Marketing Corporation since July 2008 and was the managing director of Beverage Marketing Corporation from September 2000 to July 2008. Mr. Sudano's experience covers nearly the entire beverage industry, from energy drinks to wine, with special expertise in beverage alcohol by virtue of varied industry experience and broad range of projects. Mr. Sudano manages several major clients, providing on-going strategic and market advice, while leading projects in strategic planning, market entry analysis and planning, sales/distribution, business modeling, brand repositioning and international opportunity assessment.

From 1997 to 2000, Mr. Sudano was with Constellation Brands, Inc., a leading US beverage alcohol company, where he held the position of vice president of business processes and was responsible for creating a corporate operations and consulting function to service Constellation's wine, spirits and beer businesses. While in this role, Mr. Sudano lead the due diligence and transition efforts for entering the premium wine business and provided corporate oversight for the integration and transition of the Black Velvet distillery and brands. Other activities included oversight of business risk management and covering issues such as promotional effectiveness to performance metrics.

Mr. Sudano received an MBA from Rutgers Graduate School of Management, was a magna cum laude and honors graduate from Delaware Valley College where he received a bachelor of science degree and is a New Jersey CPA.

We believe that Mr. Sudano is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experience described above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2020 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Richard A. Wright	1	1	Nil

Code of Ethics

On September 4, 2018, our board of directors adopted a code of ethics and business conduct for directors, senior officers and employees of our company. We adopted the code of ethics and business conduct for the purpose of promoting:

• honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

• full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submits to, the Securities and Exchange Commission and in other public communications made by our company;

• compliance with applicable governmental laws, rules and regulations;

• the protection of our assets, including corporate opportunities and confidential information;

• fair dealing practices;

• the prompt internal reporting of violations of the code of ethics and business conduct; and

• accountability for adherence to the code of ethics and business conduct.

Committees of Board of Directors

Audit Committee

Effective February 22, 2018, our board of directors established an audit committee. The audit committee currently consists of three directors, Aaron Keay, Bruce Leitch and Brian Sudano. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee's primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; oversee our accounting and financial reporting processes and the preparation and auditing of our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that Bruce Leitch, an independent director of our company, qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nomination of Directors

On September 4, 2018, our board of directors adopted the board director nomination process. Our board of directors has determined that it is in our best interests to have director nominees recommended for the board's selection by a majority of our independent directors in a vote in which only independent directors participate and to have the full board participate in the consideration of the board of directors nominees.

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

Compensation Committee

Our board of directors has a compensation committee comprised of Aaron Keay and Bruce Leitch. Our compensation committee has the following authority and responsibilities:

• to review and approve annually the corporate goals and objectives applicable to the compensation of the chief executive officer ("CEO"), evaluate at least annually the CEO's performance in light of those goals and objectives, and determine and approve the CEO's compensation level based on this evaluation;

• to review and make recommendations to the board regarding the compensation of all other executive officers;

• to review and make recommendations to the board regarding incentive compensation plans and equity-based plans, and where appropriate or required, recommend for approval of such plans by the stockholders of our company;

• to review and discuss with management our compensation discussion and analysis ("CD&A") and the related executive compensation information, recommend that the CD&A and related executive compensation information be included in our annual report on Form 10-K and proxy statement, and produce the compensation committee report on executive officer compensation required to be included in our proxy statement or annual report on Form 10-K;

• to review and make recommendations to the board regarding any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans;

• to determine stock ownership guidelines for the CEO and other executive officers and monitor compliance with such guidelines;

• to review and make recommendations to the board regarding all employee benefit plans for our company, which includes the ability to adopt, amend and terminate such plans;

• to review our incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk;

• to review and recommend to the board for approval the frequency with which our company will conduct say on pay votes, taking into account the results of the most recent stockholder advisory vote on frequency of say on pay votes required by Section 14A of the Securities Exchange Act of 1934, and review and approve the proposals regarding the say on pay vote and the frequency of the say on pay vote to be included in our proxy statement; and

• to review all director compensation and benefits for service on the board and any committees of the board at least once a year and to recommend any changes to the board as necessary.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2020

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2020; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2020,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2020 and 2019 are set out in the following summary compensation table:

Summary Compensation Table - Years ended March 31, 2019 and 2018
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa -tion ($)	Non- qualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Richard A. Wright President, Chief Executive Officer, Vice-President, Chief Operating Officer, Director and Former Secretary and Treasurer(1)	2020 2019	168,000 168,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	22,556 24,940	190,556 192,940
David A. Guarino Chief Financial Officer, Secretary, Treasurer and Director(2)	2020 2019	168,000 168,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	9,000 9,000	177,000 177,000
Ronald DaVella Former Executive Vice President of Finance(3)	2020 2019	168,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	168,000 N/A

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

(3)	On May 1, 2019, we appointed Ronald DaVella as our Executive Vice President of Finance. Effective as of January 1, 2020, Mr. DaVella resigned as our Executive Vice President of Finance.

Employment Agreement with Richard A. Wright

On March 30, 2016, we entered into an employment agreement dated effective March 1, 2016 with Richard A. Wright, our vice-president, secretary, treasurer and director, pursuant to which Mr. Wright agreed to perform such duties as are regularly and customarily performed by the vice president, secretary and treasurer of a corporation, and any other duties consistent with Mr. Wright's position in our company. Pursuant to the terms of the employment agreement, we have agreed to (i) pay Mr. Wright $14,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Wright 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). We also agreed that each of the following events constitute a "Negotiated Trigger Event" as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Wright; and (iii) the termination of the employment agreement for any reason.

In addition, we may (i) grant awards under our 2018 stock option plan to Mr. Wright from time to time and (ii) pay to Mr. Wright an annual discretionary performance bonus in an amount to be determined by our board of directors in its sole discretion. Mr. Wright will also be eligible to participate in other bonus programs offered by our company to our senior staff from time to time.

In addition, Mr. Wright will be entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we do not provide such plans at any time, we agreed to reimburse Mr. Wright for the reasonable cost of any such plans obtained privately. We also agreed to (i) provide Mr. Wright with vehicle leased in our company's name, with lease payments not exceeding $700/month or such other amount as may be determined by our board of directors; (ii) pay Mr. Wright an allowance of $5,000 per month or such other amount as may be determined by our board of directors, which may be used by Mr. Wright as he sees fit, including without limitation, the funding of non-qualified retirement plans; (iii) reimburse Mr. Wright for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Wright will be entitled in each year to five weeks' paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than three consecutive weeks of paid time off.

The initial term of the employment agreement with Mr. Wright is three years and, on the third anniversary of the effective date of the employment and on each annual anniversary date thereafter, the term of the employment agreement will automatically be extended by one additional year unless either party gives 90 days' written notice to the other of its intention not to renew the employment agreement.

Provided that Mr. Wright has acted within the scope of his authority, we have agreed to indemnify and save harmless Mr. Wright (including his heirs and legal representatives) against any and all costs, claims and expenses (including any amounts paid to settle any actions or satisfy any judgments) which: he may suffer or incur by reason of any matter or thing which he may in good faith do or have done or caused to be done as an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; or was reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; provided that, the foregoing indemnification will apply only if: he acted honestly and in good faith with a view to the best interests of our company, any of its subsidiaries or any of their respective affiliates; and in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

Mr. Wright has agreed to indemnify and save harmless our company against, and agree to hold it harmless from, any and all damages, injuries, claims, demands, actions, liability, costs and expenses (including reasonable legal fees) incurred or made against our company arising from or connected with the performance or non-performance of his employment by him or the beach of any warranty, representation or covenant herein by him, other than claims by him pursuant to his employment agreement.

If and to the extent we maintain directors' and officers' liability insurance for the protection of our executives in connection with acts and omissions occurring during the course of their employment with our company, we agreed that Mr. Wright will be included as an officer and director who is covered by such policy on a basis no less favorable than made available to other executives of our company.

On August 28, 2016, our board of directors appointed Mr. Wright as chief operating officer of our company. On April 7, 2017, our board of directors appointed Mr. Wright as president of our company. On April 28, 2017, Mr. Wright resigned as the secretary and treasurer of our company and our board of directors appointed Mr. Wright as the chief executive officer of our company.

On April 3, 2020, we granted 250,000 stock options to Mr. Wright. The stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vest as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

On April 30, 2020, we granted an award of 200,000 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vest on the one year anniversary of the grant date. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

David A. Guarino

We pay David A. Guarino $14,000 per month for his services and a $750 monthly car allowance. Effective April 28, 2017, we issued 130,000 shares of common stock to Mr. Guarino, who was appointed as the chief financial officer, secretary, treasurer and a director of our company on the same date.

On April 3, 2020, we granted 150,000 stock options to Mr. Guarino. The stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vest as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

On April 30, 2020, we granted an award of 100,000 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vest on the one year anniversary of the grant date. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

Ronald DaVella

On May 1, 2019, we appointed Ronald DaVella as our Executive Vice President of Finance. On April 25, 2019, we entered into an employment agreement with Ronald DaVella pursuant to which Mr. DaVella agreed to act as our Executive Vice President of Finance and to perform such duties as are regularly and customarily performed by the executive vice president of finance of a corporation, and any other duties consistent with Mr. Da Vella's position in our company. Pursuant to the terms of the employment agreement we agreed to: (i) pay Mr. DaVella $14,000 per month or such other amount as may be determined by our board of directors from time to time, (ii) pay a monthly car allowance of $800, and (iii) pay a monthly cell phone allowance of $150.

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

In addition, Mr. DaVella was entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we did not provide such plans at any time, we agreed to reimburse Mr. DaVella for the reasonable cost of any such plans obtained privately. We also agreed to reimburse Mr. DaVella for any expenses that he incurred in connection with his duties under his employment agreement.

Effective as of January 1, 2020, Mr. DaVella resigned as our Executive Vice President of Finance. In addition, effective as of January 1, 2020, we entered into a separation agreement & release of all claims with Mr. DaVella, pursuant to which the parties agreed that Mr. Davella's employment with Alkaline 88, LLC ended effective January 1, 2020 and the employment agreement dated April 25, 2019 between Mr. DaVella and The Alkaline Water Company Inc. is terminated effective January 1, 2020. Pursuant to the separation agreement & release of all claims, we agreed to pay Mr. Davella five full months of severance at his then compensation level of $14,000 monthly plus $950 per month for auto and cell phone allowance, less all applicable deductions and withholdings. We also agreed to maintain Mr. Davella and his family on our corporate health plan until June 30, 2020 at our sole cost and expense. In addition, we agreed to issue Mr. Davella 50,000 shares of our common stock (issued on April 30, 2020).

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the provisions of the employment agreement with Mr. Wright described below, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or named executive officers at, following, or in connection with the resignation, retirement or other termination of our named directors or executive officers, or a change in control of our company or a change in our directors' or named executive officers' responsibilities following a change in control.

If, within 90 days of the occurrence of a change of control event, Mr. Wright resigns from his employment relationship with our company or our company terminates his employment agreement for any reason other than for just cause, then we agreed to pay Mr. Wright severance in an amount equal to the following: 36 months' salary plus an amount, if any, equal to the following: one month's salary multiplied by the number of calendar years, starting on the effective date of the employment agreement, that Mr. Wright is employed by our company under his employment agreement.

We may terminate Mr. Wright's employment at any time for other than just cause by delivering to Mr. Wright written notice of termination. In such a case, we agreed to pay Mr. Wright severance in an amount equal to the following: 36 months' salary plus an amount, if any, equal to the following: one month's salary multiplied by the number of calendar years, starting on the effective date of the employment, that Mr. Wright is employed by our company under his employment agreement.

Subject to applicable employment laws or similar legislation, we may terminate Mr. Wright's employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24-month period, because of a physical or mental disability. Mr. Wright's employment will automatically terminate on his death. In the event Mr. Wright's employment with our company terminates by reason of Mr. Wright's death or disability, then upon and immediately effective on the date of termination we agreed to promptly pay and provide Mr. Wright (or in the event of Mr. Wright's death, Mr. Wright's estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with our 2013 equity incentive plan or 2018 stock option plan and the award agreement. In the event Mr. Wright's employment is terminated due to a disability, we agreed to pay to Mr. Wright the severance referred to above.

We may terminate Mr. Wright's employment for just cause at any time by delivering to Mr. Wright written notice of termination. In the event that Mr. Wright's employment with our company is terminated by our company for just cause, Mr. Wright will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Wright by our company as of the date of termination, except for any awards under our 2013 equity incentive plan or 2018 stock option plan will be dealt with in accordance with the plan and award agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2020:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard A. Wright	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
David A. Guarino	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
Ronald DaVella	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Compensation of Directors

The particulars of compensation paid to our directors who are not named executive officers for the fiscal year ended March 31, 2020 are set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Keay	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Bruce Leitch	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Brian Sudano	Nil	Nil	Nil	Nil	Nil	Nil	Nil

On April 3, 2020, we granted 10,000 stock options to Bruce Leitch, a director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and will vest as to one third on each anniversary of the grant date. On April 3, 2020, we granted 100,000 stock options to Brian Sudano, a director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and will vest as to one third on the grant date and one third will vest on each anniversary of the grant date. On April 3, 2020, we granted 250,000 stock options to Aaron Keay, a director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vest as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant.

On April 30, 2020, we granted an award of 25,000 shares of our common stock to Bruce Leitch, a director of our company. These shares vested on the grant date. On April 30, 2020, we granted an award of 25,000 shares of our common stock to Brian Sudano, a director of our company. 50% of these shares vest on the one-year anniversary of grant and 50% of these shares vest on the second year anniversary of the grant date. On April 30, 2020, we granted an award of 200,000 shares of our common stock to Aaron Keay, a director of our company. These shares vest on the one-year anniversary of the grant date. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 17, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors and our named executive officers (as defined in the "Executive Compensation") and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Richard A. Wright	Common Stock	3,825,000 (3)	6.4%
David A. Guarino	Common Stock	1,984,300 (4)	3.3%
Aaron Keay	Common Stock	475,000 (5)	*
Bruce Leitch	Common Stock	125,000 (6)	*
Brian Sudano	Common Stock	33,333(7)	*
Ronald DaVella	Common Stock	50,000	*
All executive officers and directors as a group (5 persons)	Common Stock	6,442,633	10.9%

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

(2) Percentage of common stock is based on 59,724,339 shares of our common stock issued and outstanding as of July 17, 2020.

(3) Includes 125,000 stock options that are exercisable within 60 days of the date of this annual report.

(4) Includes 75,000 stock options that are exercisable within 60 days of the date of this annual report.

(5) Consists of 475,000 stock options that are exercisable within 60 days of the date of this annual report.

(6) Includes 100,000 stock options that are exercisable within 60 days of the date of this annual report.

(7) Consists of 33,333 stock options that are exercisable within 60 days of the date of this annual report.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since April 1, 2018, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $120,000, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On February 14, 2018, December 31, 2018 and March 30, 2020, David A. Guarino, our chief financial officer, secretary, treasurer and director, entered into two separate guarantee agreements with CNH Specialty Finance in order for CNH Specialty Finance to agree to provide our company two separate $400,000 temporary order advances under the credit facility agreement. Under the guarantee agreements, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of our obligations to repay each of the temporary order advances only, under the credit agreement, with CNH Specialty Finance.

On May 25, 2016, we entered into an agreement with BMC Strategic Associates ("BMCSA"), a division of Beverage Marketing Corporation, with regard to a possible strategic transaction "relationship" involving the Alkaline88 brand and all assets related to such brand. Brian Sudano, a director of our company, is Managing Partner of Beverage Marketing Corporation and BMC Strategic Associates. During the term of the agreement, BMCSA has the exclusive right to represent our company in the developing a strategic relationship (defined as any investment, joint venture, etc. involving the Alkaline88 brand and all assets related to such brand and a strategic party who is more than a mere financier). The agreement provides that if our company consummates a strategic relationship during the term of the agreement with any party, licensor, joint venture partner, etc., or within 18 months of the date of termination of the agreement, then we must pay BMCSA, at closing of such strategic relationship, a commission based upon the value of the strategic relationship as follows: 5% for the first $2 million, 4% for next $2 million, 3% for next $2 million, 2% for next $2 million and 1% of the total amount above $8 million, provided however, in no event will the commission be less than $500,000. We agreed to reimburse BMCSA on a monthly basis for all reasonable out-of-pocket expenses incurred by BMCSA in connection with the performance of services provided under the agreement. The agreement continues in force until terminated by either party in writing upon at least 30 days' written notice. Since April 1, 2017, we paid BMCSA an aggregate of $25,145 in consideration of the consulting services provided by BMCSA under the agreement.

Compensation for Named Executive Officers and Directors

For information regarding compensation for our named executive officers and directors, see "Executive Compensation".

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

Audit Fees

We were notified that AMC Auditing, LLC, our former independent registered public accounting firm, was acquired by Prager Metis CPAs, LLC, and that all of the employees of AMC Auditing, LLC were joining Prager Metis CPAs, LLC. As a result, effective as of April 25, 2019, AMC Auditing, LLC resigned as our independent registered public accounting firm. Concurrent with such resignation, we engaged Prager Metis CPAs, LLC to serve as our independent registered public accounting firm effective April 25, 2019. The change of our independent registered public accounting firm from AMC Auditing, LLC to Prager Metis CPAs, LLC was approved by our board of directors.

The following table sets forth the fees billed to our company for the years ended March 31, 2020 and 2019 for professional services rendered by AMC Auditing, LLC:

Fees	2020	2019
Audit Fees	$-	$40,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	$6,000	$31,000

Other fees for the year ended March 31, 2019 were for quarterly reviews, consents for registration statements and comfort letters.

The following table sets forth the fees billed to our company for the years ended March 31, 2020 and 2019 for professional services rendered by Prager Metis CPAs, LLC:

Fees	2020	2019
Audit Fees	$99,756	-
Audit Related Fees	-	-
Tax Fees		-
Other Fees	$30,290	-

Other fees for the year ended March 31, 2020 were for quarterly reviews, consents for registration statements and comfort letters.

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

Our board of directors has considered the nature and amount of fees billed by Prager Metis CPAs, LLC and by AMC Auditing, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

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

10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)
(16)	Letter regarding Change in Certifying Accountant
16.1	Letter from AMC Auditing, LLC dated April 29, 2019 (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2019)
(21)	Subsidiaries
21.1*

Subsidiaries of The Alkaline Water Company Inc.
A88 Infused Beverage Division Inc., a Nevada corporation

A88 International, Inc., a Nevada corporation

A88 Infused Products Inc., a Nevada corporation

AWC Acquisition Company Inc., a Nevada corporation

Alkaline 88, LLC, an Arizona limited liability company

(23)	Consents of Experts and Counsel
23.1*	Consent of Prager Metis CPAs, LLC
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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
Date: August 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard A. Wright
Richard A. Wright
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 13, 2020

By: /s/ David A. Guarino
David A. Guarino
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: August 13, 2020

By: /s/ Aaron Keay
Aaron Keay
Director
Date: August 13, 2020

By: /s/ Bruce Leitch
Bruce Leitch
Director
Date: August 13, 2020

By: /s/ Brian Sudano
Brian Sudano
Director
Date: August 13, 2020