Form 10-Q
period 2020-06-30
ALKALINE WATER Co INC
filed 2020-08-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

64,325,115 shares of common stock issued and outstanding as of August 13, 2020.

PART II-OTHER INFORMATION

Item 1.	Financial Statements

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020
	(unaudited)	March 31, 2020
ASSETS
Current assets
Cash	$3,617,764	$4,561,682
Restricted Cash	1,999,998	-
Accounts receivable	4,621,614	4,917,081
Inventory	2,894,362	2,919,860
Prepaid expenses	1,813,557	1,697,199
Operating lease right-of-use asset	56,440	87,393

Total current assets	15,003,735	14,183,215

Fixed assets - net	1,263,189	1,422,581

Total assets	$16,266,924	$15,605,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,381,101	$5,406,541
Accrued expenses	1,247,168	1,186,516
Revolving financing	4,275,310	7,291,217
PPP loan payable - current portion	162,150	-
Operating lease liability	66,235	99,389

Total current liabilities	11,131,964	13,983,663

PPP loan payable	164,193	-

Total liabilities	11,296,157	13,983,663

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, nil issued and outstanding on June 30, 2020 and 3,400,000 Series D issued and outstanding on March 31, 2020	-	3,400
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 59,611,258 and 45,585,592 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	59,611	45,585
Additional paid in capital	59,453,861	54,094,848
Stock Payable	1,999,998	1,000,000
Accumulated deficit	(56,542,703)	(53,521,700)

Total stockholders' equity	4,970,767	1,622,133

Total liabilities and stockholders' equity	$16,266,924	$15,605,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30, 2020	June 30, 2019

Revenue	$14,219,424	$10,153,044

Cost of Goods Sold	8,369,526	6,028,197

Gross Profit	5,849,898	4,124,847

Operating expenses
Sales and marketing expenses	4,505,345	4,472,460
General and administrative	3,947,321	4,379,271
Depreciation	227,911	233,940

Total operating expenses	8,680,577	9,085,671

Total operating loss	(2,830,679)	(4,960,824)

Other (expense)
Interest expense	(190,324)	(95,364)

Total other (expense)	(190,324)	(95,364)

Net loss	$(3,021,003)	$(5,056,188)

LOSS PER SHARE (Basic and Diluted)	$(0.05)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	57,231,724	40,849,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

(unaudited)

	Preferred Stock		Common Stock		Additional	Stock	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Payable	Deficit	Total

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$(53,521,700)	$1,622,133

Preferred Stock Conversion	(3,400,000)	(3,400)	3,400,000	3,400				-

Common shares issued in connection with offerings			9,750,000	9,750	3,890,250	(1,000,000)		2,900,000

Common shares issued upon exercise of warrants			287,666	288	258,612			258,900

Common shares issued to non-employees			452,000	452	466,848			467,300

Common shares issued to employees			20,000	20	19,980			20,000

Stock Option expense					661,959			661,959

Stock Option exercise			116,000	116	61,364			61,480

Stock Payable						1,999,998		1,999,998

Net (loss)							(3,021,003)	(3,021,003)

Balance, June 30, 2020	-	$-	59,611,258	$59,611	$59,453,861	$1,999,998	$(56,542,703)	$4,970,767

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$-	$(38,694,879)	$11,356,913

Common shares issued upon exercise of warrants			1,774,000	1,774	1,178,712			1,180,486

Stock Option expense					1,103,740			1,103,740

Net (loss)							(5,056,188)	(5,056,188)

Balance, June 30, 2019	5,300,000	$5,300	41,347,512	$41,347	$52,289,371	$-	$(43,751,067)	$8,584,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,021,003)	$(5,056,188)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	227,911	233,940
Stock compensation expense	1,149,259	1,103,740
Right-of-use asset amortization	(2,200)	14,837
Changes in operating assets and liabilities:
Accounts receivable	295,467	(1,049,936)
Inventory	25,498	1,012,699
Prepaid expenses and other current assets	(116,358)	209,772
Accounts payable	(25,440)	847,042
Accrued expenses	61,195	(62,258)

NET CASH USED IN OPERATING ACTIVITIES	(1,405,671)	(2,746,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(68,519)	(35,670)

CASH USED IN INVESTING ACTIVITIES	(68,519)	(35,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing	(3,015,907)	582,822
Proceeds from promissory note payable	325,800	-
Proceeds from sale of common stock, net	2,900,000	-
Proceeds for the exercise of warrants, net	258,899	1,180,486
Proceeds for the exercise of stock options, net	61,480	-
Proceeds from Stock Payable	1,999,998	-

CASH PROVIDED BY FINANCING ACTIVITIES	2,530,270	1,763,308

NET CHANGE IN CASH AND RESTRICTED CASH	1,056,080	(1,018,714)

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,561,682	11,032,451

CASH AND RESTRICTED CASH AT END OF PERIOD	$5,617,762	$10,013,737

INTEREST PAID	$164,101	$59,828

TAXES PAID	$-	$-

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

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Alkaline Water Company and its wholly owned subsidiaries (collectively, the "Company"). These unaudited condensed consolidated financial statements should be read in conjunction with the Company's  consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on August 13, 2020, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2020 and 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three months ended June 30, 2020 and 2019 is unaudited. The condensed consolidated balance sheet at March 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney’s client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $3,617,764 and $4,561,682 in cash at June 30, 2020 and March 31, 2020, respectively.

Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2020 (unaudited)	June 30, 2019 (unaudited)
Cash	$3,617,764	$10,013,737
Restricted Cash	1,999,998	-
Total cash and restricted cash shown in the statement of cash flows	$5,617,762	$10,013,737

Amounts included in restricted cash represent those funds related to the May 11, 2020 private placement of 4,444,440 subscription receipts which are currently held in escrow until the subscription receipts are converted into common shares (see Note 5). To convert these subscription receipts to common shares in the Company and thereby satisfy the escrow condition, the Company needs the approval of its shareholders by July 15, 2020 or the funds held in escrow will be refunded to the subscribers. On July 14, 2020 the shareholders approved the private placement.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2020 and March 31, 2020:

	June 30, 2020 (unaudited)	March 31, 2020
Trade receivables, net	$4,661,614	$4,957,081
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Net accounts receivable	$4,621,614	$4,917,081

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

As of June 30, 2020 and March 31, 2020, inventory consisted of the following:

	June 30, 2020
	(unaudited)	March 31, 2020
Raw materials	$1,677,331	$1,788,868
Finished goods	1,217,031	1,130,992
Total inventory	$2,894,362	$2,919,860

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

Revenue Recognition

The Company recognizes revenue per ASC 606. The Company recognizes revenue when our performance obligations are satisfied. Our primary obligation (the distribution and sale of beverage products) is satisfied upon the delivery of products to our customers, which is also when control is transferred. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods. The Company provides credit to its customers which typically require payment within 30 days. As an incentive to pay early the Company also typically provides a 2% discount if the customer pays within 10 days. The Company estimates the amount of the discount that the customer is likely to take and recognizes it as variable consideration. The amounts are not considered material. After evaluating the revenue disclosure requirements, the Company does not believe that any revenues are required to be disaggregated.

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and less certain other discounts and allowances. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $1,807,030 and $1,431,456 for the quarters ended June 30, 2020 and 2019, respectively.

Concentration Risks

The Company has 2 major customers that together account for 32% (22% and 10%, respectively) of accounts receivable at June 30, 2020, and 2 customers that together account for 45% (25% and 20%, respectively) of the total revenues earned for the quarter ended June 30, 2020.The Company has 3 vendors that accounted for 55% (27%, 15% and 13% respectively) of purchases for the quarter ended June 30, 2020.

The Company had 2 major customers that together accounted for 35% (23% and 12%, respectively) of accounts receivable at June 30, 2019, and 2 customers that together accounted for 40% (22% and 18%, respectively) of the total revenues earned for the quarter ended June 30, 2019.The Company had 3 vendors that accounted for 58% (28%, 16% and 14% respectively) of purchases for the quarter ended June 30, 2019.

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

For the three months ended June 30, 2020 and 2019, respectively, the Company had 2,417,322 and 1,136,675 shares relating to options, 5,559,205 and 1,714,392 shares relating to warrants and nil and 1.5 million convertible preferred shares that were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of June 30, 2020 and 2019, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

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

The Company has evaluated other recent accounting pronouncements through June 30, 2020 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

Fixed assets consisted of the following at:	June 30, 2020 (unaudited)	March 31, 2020
Machinery and Equipment	$4,317,918	$4,249,398
Office Equipment	32,992	32,992
Less: Accumulated Depreciation	(3,087,721)	(2,859,809)
Fixed Assets, net	$1,263,189	$1,422,581

Depreciation expense for the quarter ended June 30, 2020 and 2019 was $227,911 and $233,940, respectively.

NOTE 3 - REVOLVING FINANCING

On February 1, 2017, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with SCM Specialty Finance Opportunities Fund, L.P. (the "Lender") which has been amended from time to time the last of which was during March, 2020.

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of June 30, 2020 was 7.0%.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company was in compliance with those covenants as of June 30, 2020.

In March, 2020, the Lender agreed to provide the Company a $400,000 Temporary Over Advance ("TOA") under the Credit Facility Agreement. The TOA is to be repaid as follows: (i) the Company shall make five (5) weekly principal payments on the TOA 2 each in the amount of $20,000 commencing on May 18, 2020 and on the first Business Day of each calendar week thereafter through and including June 15, 2020, (ii) the Company shall make ten (10) weekly principal payments on the TOA, each in the amount of $30,000, commencing on June 22, 2020 and on the first Business Day of each calendar week thereafter through and including August 24, 2020 and (iii) repay the remaining principal balance on the TOA, if any, in full on or prior to August 24, 2020. As of June 30, 2020, the balance of the TOA was $240,000.

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

NOTE 4 - PAYCHECK PROTECTION PROGRAM LOAN

On April 29, 2020, Alkaline 88, LLC (the "Borrower"), a wholly owned subsidiary of the Company, signed a promissory note with MidFirst Bank (the "Lender") in the amount of $325,800, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The promissory note issued by Borrower, matures on April 29, 2022 and bears interest at a rate of 1% per annum.  Borrower shall pay principal plus interest accrued under the promissory note in 18 equal monthly installments beginning on October 29, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

Grant of Series D Convertible Preferred Stock

On May 3, 2017, the Company designated 3,000,000 shares of the authorized and unissued preferred stock of our company as "Series D Preferred Stock" by filing a Certificate of Designation with the Secretary of State of the State of Nevada. On November 2, 2017, The Company increased the number of authorized shares of Series D Preferred Stock in our company to 5,000,000 shares by filing an Amendment to the foregoing Certificate of Designation with the Secretary of State of the State of Nevada. Each share of the Series D Preferred Stock will be convertible, without the payment of any additional consideration by the holder and at the option of the holder, into one fully paid and nonassessable share of our common stock at any time after (i) the Company achieved the consolidated revenue of our company and all of its subsidiaries equal to or greater than $40,000,000 in any 12 month period, ending on the last day of any quarterly period of our fiscal year; or (ii) a Negotiated Trigger Event, defined as an event upon which the Series D Preferred Stock will be convertible as may be agreed by our company and the holder in writing from time to time.

Effective as of April 1, 2020, the Company issued an aggregate of 3,400,000 shares of our common stock upon conversion of an aggregate of 3,400,000 shares of our Series D Preferred Stock without the payment of any additional consideration. Of the 3,400,000 shares that the Company issued, 1,500,000 shares were issued to Richard A. Wright, our president, chief executive officer and director, 1,000,000 shares were issued to David A. Guarino, our treasurer, secretary, chief financial officer and director and 900,000 shares were issued to three other individuals, The Company issued these shares pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act of 1933, as amended.

Common Shares

On April 17, 2020, the Company completed a private placement of 9,750,000 units of our securities at a price of $0.40 per unit for gross proceeds of $3,900,000, of which $1,000,000 was received on March 18,2020 and thus on March 31, 2020, the Company had $1 million as stock payable. Each unit consisted of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.50 per share for a period of three years.  Of the 9,750,000 units the Company issued: (i) 1,250,000 units were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended to one investor who is an "accredited investor" within the respective meanings ascribed to that term in Regulation D promulgated under the Securities Act of 1933, as amended; and (ii) 8,500,000 units were issued to 5 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with this private placement, the Company agreed with each subscriber who purchased these units to prepare and file a registration statement with respect to (i) the shares of our common stock comprising these units and (ii) the shares of our common stock issuable upon exercise of the share purchase warrants comprising these units with the Securities and Exchange Commission within 90 days following the closing of the private placement and agreed to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as possible.  The Company filed the foregoing registration statement on Form S-3 with the SEC on May 27, 2020, and the registration statement was declared effective by the SEC on June 8, 2020.

On April 30, 2020, the Company issued an aggregate of 247,000 shares of our common stock to non-employees in consideration for services rendered to our company. The Company issued these shares to 7 U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, the Company relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On April 30, 2020, the Company granted awards of an aggregate of 1,065,000 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to certain directors, officers, employees and consultants.  Of these shares, 645,000 vest on the one-year anniversary of the grant date, 200,000 vest as to 50% on the one-year anniversary of the grant date and 50% vest on the second year anniversary of the grant date, 165,000 vest as to one-third on each anniversary of the grant date and 55,000 vest immediately. On April 30, 2020, the Company issued the immediately vested awards, 35,000 to a non-employee, and 20,000 to an employee. The grantees have no rights or privileges as stockholders of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares. Of these restricted awards granted on April 30, 2020, an award of 200,000 shares of our common stock went to Richard A. Wright, our president, chief executive officer and director, and an award of 100,000 shares of our common stock went to David A. Guarino, our chief financial officer, secretary, treasurer and director. The Company granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vest on the one-year anniversary of the grant date. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares. The total fair value of the 1,065,000 shares of the Company’s common stock granted as “restricted awards” is $1,065,000, based upon the $1.00 per share closing price of the Company’s common stock on the NASDAQ stock exchange on April 29, 2020.  The Company’s total stock compensation expense on account of these 1,065,000 shares of its common stock granted as “restricted awards” for the three-month period ending June 30, 2020 was $188,333.  An additional expense will be recognized of $600,000 will be recognized in the year ended March 31, 2021 for a total of $788,333 expense in the fiscal year ended March 31, 2021.  Additional expense will be recognized in the next 3 fiscal years of $208,750, $63,333 and $4,583, respectively.

On May 11, 2020, the Company completed a private placement of 4,444,440 subscription receipts at a price of $0.45 per subscription receipt for total gross proceeds of $1,999,998, which is being held in escrow until the subscription receipts are converted into common shares. To convert these subscription receipts to common shares in the Company and thereby satisfy the escrow condition, the Company needs the approval of its shareholders by July 15, 2020 or the funds held in escrow will be refunded to the subscribers. As of June 30, 2020, the Company has recognized the $1,999,998 as restricted cash and recognized the same amount as stock payable on the financial statements. On July 14, 2020 after receiving the Shareholder Approval, the Company issued 4,444,440 units of our company upon conversion such subscription receipts issued pursuant to the foregoing private placement completed on May 11, 2020. Accordingly, gross proceeds of $1,999,998, previously held in escrow, have been released to our company. Each unit consists of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock until May 11, 2023 at a price of $0.55 per share. In the event that our common stock has a closing price on the TSX Venture Exchange (or such other exchange on which our common stock may be traded at such time) of $1.75 or greater per share for a period of 20 consecutive trading days at any time from the closing date of the private placement, the Company may accelerate the expiry date of the warrants by giving notice to the holders thereof (by disseminating a news release advising of the acceleration of the expiry date of the warrants) and, in such case, the warrants will expire on the thirtieth day after the date of such notice. The proceeds of the private placement are expected to be used to fund our company's general working capital and expansion of production capacity. Of the 4,444,440 units the Company issued: (i) 444,443 units were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended to three investors, each of who is an "accredited investor" within the meaning ascribed to that term in Regulation D promulgated under the Securities Act of 1933, as amended; and (ii) 3,999,997 units were issued to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with the private placement, the Company agreed with each subscriber who purchased these subscription receipts to prepare and file a registration statement with respect to (i) the shares of our common stock comprising these subscription receipts and (ii) the shares of our common stock issuable upon exercise of the share purchase warrants comprising these subscription receipts with the Securities and Exchange Commission within 30 days following the satisfaction of the Release Condition and agreed to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as possible.  The Company filed the foregoing registration statement on Form S-3 with the SEC on May 27, 2020, and the registration statement was declared effective by the SEC on June 8, 2020.

Effective as of May 22, 2020, the Company issued 170,000 shares of our common stock to non-employees in consideration for services to be rendered to our company. The Company issued these shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, the Company relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

NOTE 6 - OPTIONS AND WARRANTS

On April 3, 2020, the Company granted an aggregate of 2,737,000 stock options to certain directors, officers, consultants and employees for the purchase of up to 2,737,000 shares of our common stock pursuant to our 2018 Stock Option Plan. Each stock option is exercisable at a price of $0.53 per share until April 2, 2030. Of these stock options, 1,217,000 vest as to 50% on the grant date and 50% on the one-year anniversary of the grant date, 640,000 vest as to one-third on the grant date and one-third on each anniversary of the grant date and 880,000 vest as to one-third on each anniversary of the grant date.  The Company granted the stock options to 31 U.S. Persons and 3 non U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities the Company relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. Of these options, 250,000 were granted to Richard A. Wright, our president, chief executive officer and director, and 150,000 were granted to David A. Guarino, our chief financial officer, secretary, treasurer and director. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030.  The stock options vest as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of each of the 2,737,000 stock options issued was calculated as $0.53 per share, which was the Black-Scholes valuation as of the grant date, corresponding to a total fair value of $1,450,610 for these options.  The Company’s total stock compensation expense for the three-month period ending June 30, 2020 was $565,093 related to the 2018 Stock Option Plan and $54,202 related to the 2013 Stock Option Plan. An additional expense of $582,845 will be recognized in the year ended March 31, 2021 for a total of $1,147,938 in stock compensation expense in the fiscal year ended March 31, 2021.  Additional stock compensation expense will be recognized in fiscal years 2022, 2023 and 2024 of $235,342, $63,011 and $4,319, respectively.  In connection with the above grant, the Company repriced a total of 600,900 stock options originally issued on April 28, 2017 from their original exercise price of $1.29 to $0.53, resulting in an additional stock compensation expense of $42,664.

Effective as of April 29, 2020, the Company issued an aggregate of 116,000 shares of our common stock upon exercise of stock options for gross proceeds of $61,480.

Effective as of May 20, 2020, the Company issued an aggregate of 287,666 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.90 per share for aggregate gross proceeds of $258,899. The Company issued 121,000 of these shares to four non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. The Company issued 166,666 of these shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

NOTE 7 - LEASES

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

The Company leases property under operating leases. The Company leases its corporate office space with a size of 3,352 square feet leased from a third party through November, 2020 at the current rate of $7,891 per month.  The Company extended its short-term lease for a warehouse, originally due to expire on March 31, 2020 to March 2021, thus the Company adopted ASC 842 for this lease at the time of the extension in January 2020.  The lease rate for the extension was $ 3,938 per month starting April 1, 2020.

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

Operating Lease expense for the three months ended June 30, 2020 was $34,754 and for the three months ended June 30, 2019 was $22,072.

Operating Leases:	June 30, 2020
Operating lease right-of-use asset - current portion	$56,440
Operating lease right-of-use asset - non-current portion	-0-

Total Operating lease right-of-use asset	$56,440

Operating lease liability - current portion	$66,235
Operating lease liability - non-current portion	-0-

Total Operating lease liability	$66,235

Weighted average remaining lease term (in years):
Operating leases	0.7

Weighted average discount rate:
Operating leases	7.0%

Maturities of undiscounted lease liabilities as of June 30, 2020 are as follows:

Operating Leases
Year ending March 31, 2021	67,002
Total lease payments	67,002
Less: Imputed interest	(1,499)
Total lease obligations	65,503

NOTE 8 – RISKS AND UNCERTAINTIES

In December 2019, a novel strain of COVID-19 was reported in China. Since then, the COVID-19 has spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.

Specifically, the Company cautions that our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the outbreak of COVID-19. To date, the Company has managed to operate successfully throughout the pandemic without any material disruptions to our supply chain.  Although retailers which carry our products may be considered essential businesses and therefore be allowed to remain operational, they may experience significantly reduced demand. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory to our customers. Further, such risks could also adversely affect retail customers’ financial condition, resulting in reduced spending on our products, which are marketed as premium products. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if our employees or the employees of our sourcing partners who cannot perform their responsibilities from home, are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our co-packing facilities or operations of our sourcing partners.

NOTE 9 - SUBSEQUENT EVENTS

On July 13, 2020, The Company held a special meeting of our stockholders.  At the meeting, our stockholders: (a) approved the April 17, 2020 private placement and the issuance of all securities thereunder; and (b) approved the May 11, 2020 private placement and the issuance of all securities thereunder (collectively, the "Shareholder Approval").  Due to the approval of the May 11, 2020 private placement, the amount held in escrow of $1,999,998 was released to the Company on July 14, 2020.

Effective as of July 13, 2020, the Company issued an aggregate of 188,081 shares of our common stock upon exercise of stock options.

Effective as of July, 17, 2020, the Company issued an aggregate of 18,779 shares of our common stock to a non-employee in consideration for services rendered to our company

Effective as of July 28, 2020, the Company issued 81,400 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CDN$2.90 per share for gross proceeds of CDN$236,060.

Effective as of August 5, 2020, the Company issued 7,999 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CDN$2.90 per share for gross proceeds of CDN$23,197.

Effective as of August 6, 2020, the Company issued an aggregate of 48,158 shares of our common stock upon exercise of stock options.

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

  lack of working capital'
  inability to raise additional financing;
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

As used in this quarterly report on Form 10-Q, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiaries A88 Infused Beverage Division, Inc. (a Nevada Corporation hereinafter referred to as "A88 Infused"), A88 Infused Products, Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

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

Results of Operations

Our results of operations for the three months ended June 30, 2020 and June 30, 2019 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2020	2019
Revenue	$14,219,424	$10,153,044
Cost of goods sold	8,369,526	6,028,197
Gross profit	$5,849,898	$4,124,847
Net Loss	$(3,021,003)	$(5,056,188)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2020 of $14,219,424, as compared to $10,153,044 for the three months ended June 30, 2019, an increase of 40%. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country and increased demand due to Covid-19. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Family Dollar, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB Brookshire's, Publix, Shaw's, Raley's, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2020, we had cost of goods sold of $8,369,526, or 59% of revenue, as compared to cost of goods sold of $6,028,197 or 59% of revenue, for the three months ended June 30, 2019.

Expenses

Our operating expenses for the three months ended June 30, 2020 and June 30, 2019 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2020	2019
Sales and marketing expenses	$4,505,345	$4,472,460
General and administrative expenses	3,947,321	4,379,271
Depreciation expenses	227,911	233,940
Total operating expenses	$8,680,577	$9,085,671

For the three months ended June 30, 2020, our total operating expenses were $8,680,577 as compared to $9,085,671 for the three months ended June 30, 2019.

For the three months ended June 30, 2020, the total included $4,505,345 of sales and marketing expenses.  Sales and marketing expenses increased slightly as a result of increased freight offset by lower promotional expenses. General and administrative expenses of $3,947,271, consisted primarily of approximately $1.6 million of professional fees, media fees and legal fees, stock compensation expense of approximately $1.1 million and approximately $0.7 million of wages and wage related expenses.

For the three months ended June 30, 2019, the total included $4,472,460 of sales and marketing expenses. General and administrative expenses of $4,379,271, consisted primarily of approximately $2.5 million of professional fees, media fees and legal fees, stock option expense in the amount of approximately $1.1 million and approximately $0.4 million of wages and wage related expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2020	March 31, 2020
Current assets	$15,003,735	$14,183,215
Current liabilities	11,131,964	13,983,663
Working capital	$3,871,771	$199,552

Current Assets

Current assets as of June 30, 2020 and March 31, 2020 primarily include $3,617,764 and $4,561,682 in cash, $4,621,614 and $4,917,081 in accounts receivable and $2,894,362 and $2,919,860 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2020 and March 31, 2020 primarily include $5,381,101 and $5,406,541 in accounts payable, revolving financing of $4,275,310 and $7,291,217, decrease due to repayment resulting from the sales of common stock and accrued expenses of $1,247,168 and $1,186,516, respectively.

Cash Flow

Our cash flows for the three months ended June 30, 2020 and June 30, 2019 are as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2020	2019
Net Cash used in operating activities	$(1,405,671)	$(2,746,352)
Net Cash used in investing activities	(68,519)	(35,670)
Net Cash provided by financing activities	2,530,270	1,763,308
Net increase (decrease) in cash	$1,056,080	$(1,018,714)

Operating Activities

Net cash used in operating activities was $1,405,671 for the three months ended June 30, 2020, as compared to $2,746,352 used in operating activities for the three months ended June 30, 2019. The decrease in net cash used in operating activities was primarily due to the increase in accounts receivable and increase in net loss primarily from additional professional fees, media fees and legal fees, freight and marketing expenses offset by the reduction in inventory and increase in accounts payable in the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019.

Investing Activities

Net cash used in investing activities was $68,519 for the three months ended June 30, 2020, as compared to $35,670 used in investing activities for the three months ended June 30, 2019. The increase in net cash used by investing activities was from an increase in purchases of production equipment in the three months ended in June 30, 2020 compared to the three months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2020 was $2,530,270, as compared to $1,763,308 for the three months ended June 30, 2019. The increase in net cash provided by financing activities is primarily attributable to repayment of the revolving financing in the amount of approximately $3 million of offset by the proceeds from the sales of common stock in the amount of $2.9 million, proceeds from common stock payable of approximately $2 million and the proceeds from the exercise in warrants of approximately $250,000 in the three months ended June 30, 2020 as compared to approximately $1.1 million of proceeds from the exercise of warrants in the three month ended June 30, 2019.

Cash Requirements

We believe that between the cash on hand as of June 30, 2020, expected warrant exercises, and our credit line, we will have sufficient cash to sustain operations including our cash needs through at least June 30, 2021. If our own financial resources and future cash-flows from operations beyond June 30, 2021 are insufficient to sustain operations, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in our Annual Report on Form 10-K filed on August 13, 2020. There have been no material changes since August 13, 2020 from the risk factors disclosed in that Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of July 28, 2020, we issued 81,400 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CDN$2.90 per share for gross proceeds of CDN$236,060. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

Effective as of August 5, 2020, we issued 7,999 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CDN$2.90 per share for gross proceeds of CDN$23,197.10. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

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

THE ALKALINE WATER COMPANY INC.

Date: August 14, 2019	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)