Form 10-Q
period 2020-09-30
ALKALINE WATER Co INC
filed 2020-11-16
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38754

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

73,563,982 shares of common stock issued and outstanding as of November 16, 2020.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020
	(unaudited)	March 31, 2020
ASSETS

Current assets
Cash	$3,976,877	$4,561,682
Accounts receivable, net	5,777,018	4,917,081
Inventory	4,249,581	2,919,860
Prepaid expenses	2,504,360	1,697,199
Operating lease right-of-use asset - current portion	121,650	87,393

Total current assets	16,629,486	14,183,215

Fixed assets - net	1,100,373	1,422,581
Operating lease right-of-use asset	23,049	-

Total assets	$17,752,908	$15,605,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,264,425	$5,406,541
Accrued expenses	1,512,343	1,186,516
Revolving financing	4,797,537	7,291,217
PPP loan payable - current portion	217,561	-
Operating lease liability - current portion	122,380	99,389

Total current liabilities	11,914,246	13,983,663

PPP loan payable	109,599	-
Operating lease liability	24,408	-

Total liabilities	12,048,253	13,983,663

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, nil issued and outstanding on September 30, 2020 and 3,400,000 Series D issued and outstanding on March 31, 2020	-	3,400
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 73,322,472 and 45,585,592 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	73,321	45,585
Additional paid in capital	66,535,665	54,094,848
Stock Payable	-	1,000,000
Accumulated deficit	(60,904,331)	(53,521,700)

Total stockholders' equity	5,704,655	1,622,133

Total liabilities and stockholders' equity	$17,752,908	$15,605,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$10,755,946	$10,444,978	$24,975,370	$20,598,022

Cost of Goods Sold	6,326,958	5,959,430	14,696,484	11,987,627

Gross Profit	4,428,988	4,485,548	10,278,886	8,610,395

Operating expenses
Sales and marketing expenses	4,984,729	4,809,882	9,490,074	9,282,342
General and administrative	3,490,548	2,247,371	7,437,869	6,626,642
Depreciation	184,406	239,757	412,317	473,697

Total operating expenses	8,659,683	7,297,010	17,340,260	16,382,681

Total operating loss	(4,230,695)	(2,811,462)	(7,061,374)	(7,772,286)

Other expense
Interest expense	(130,933)	(113,495)	(321,257)	(208,859)

Total other expense	(130,933)	(113,495)	(321,257)	(208,859)

Net loss	$(4,361,628)	$(2,924,957)	$(7,382,631)	$(7,981,145)

LOSS PER SHARE (Basic and Diluted)	$(0.06)	$(0.07)	$(0.12)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	67,888,935	42,011,439	62,646,038	41,433,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Stock Payable	Deficit	Total

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$(53,521,700)	$1,622,133

Preferred Stock Conversion	(3,400,000)	(3,400)	3,400,000	3,400				-

Common shares issued in connection with offerings			9,750,000	9,750	3,890,250	(1,000,000)		2,900,000

Common shares issued upon exercise of warrants			287,666	288	258,612			258,900

Common shares issued to non-employees			452,000	452	466,848			467,300

Common shares issued to employees			20,000	20	19,980			20,000

Stock Option expense					661,959			661,959

Stock Option exercise			116,000	116	61,364			61,480

Stock Payable						1,999,998		1,999,998

Net (loss)							(3,021,003)	(3,021,003)

Balance, June 30, 2020	-	$-	59,611,258	$59,611	$59,453,861	$1,999,998	$(56,542,703)	$4,970,767

Common shares issued in connection with offerings			4,444,440	4,444	1,995,554	(1,999,998)		-

Common shares issued upon exercise of warrants			8,839,399	8,839	4,555,484			4,564,323

Common shares issued to non-employees			191,136	191	326,408			326,599

Stock Option expense					204,594			204,594

Stock Option exercise			236,239	236	(236)			-

Net (loss)							(4,361,628)	(4,361,628)

Balance, September 30, 2020	-	$-	73,322,472	$73,321	$66,535,665	$-	$(60,904,331)	$5,704,655

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$-	$(38,694,879)	$11,356,913

Common shares issued upon exercise of warrants			1,774,000	1,774	1,178,712			1,180,486

Stock Option expense					1,103,740			1,103,740

Net (loss)							(5,056,188)	(5,056,188)

Balance, June 30, 2019	5,300,000	$5,300	41,347,512	$41,347	$52,289,371	$-	$(43,751,067)	$8,584,951

Common shares issued upon exercise of warrants			2,200,000	2,200	1,317,800			1,320,000

Stock Option expense					162,605			162,605

Stock Option exercise			138,080	138	(138)			-

Net (loss)							(2,924,957)	(2,924,957)

Balance, September 30, 2019	5,300,000	$5,300	43,685,592	$43,685	$53,769,638	$-	$(46,676,024)	$7,142,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,382,631)	$(7,981,145)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	412,317	473,697
Stock compensation expense	1,680,453	1,266,345
Right-of-use asset amortization	(9,907)	13,265
Changes in operating assets and liabilities:
Accounts receivable	(859,937)	(1,187,897)
Inventory	(1,329,721)	262,767
Prepaid expenses and other current assets	(807,161)	(1,559,527)
Accounts payable	(142,116)	1,544,643
Accrued expenses	327,187	(160,150)

NET CASH USED IN OPERATING ACTIVITIES	(8,111,516)	(7,328,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(90,109)	(210,948)

CASH USED IN INVESTING ACTIVITIES	(90,109)	(210,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing	(2,493,680)	876,919
Proceeds from PPP loan payable	325,800	-
Proceeds from sale of common stock, net	4,899,998	-
Proceeds for the exercise of warrants, net	4,823,222	2,500,486
Proceeds for the exercise of stock options, net	61,480	-

CASH PROVIDED BY FINANCING ACTIVITIES	7,616,820	3,377,405

NET CHANGE IN CASH	(584,805)	(4,161,545)

CASH AT BEGINNING OF PERIOD	4,561,682	11,032,451

CASH AT END OF PERIOD	$3,976,877	$6,870,906

INTEREST PAID	$276,813	$148,862

TAXES PAID	$-	$-

SUPPLEMENTAL DISCLOSURE of NON-CASH INVESTING and FINANCING ACTIVITIES

OPERATING LEASE RIGHT OF USE ASSET	$130,989	$-

OPERATING LEASE LIABILITY	$138,266	$-

ISSUANCE OF COMMON SHARES TO SETTLE STOCK PAYABLE	$1,000,000	$-

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

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's  consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on August 13, 2020, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three and six months ended September 30, 2020 and 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and six months ended September 30, 2020 and 2019 is unaudited. The condensed consolidated balance sheet at March 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company had $3,976,877 and $4,561,682 in cash at September 30, 2020 and March 31, 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
	(unaudited)
Trade receivables, net	$5,817,018	$4,957,081
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Net accounts receivable	$5,777,018	$4,917,081

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

As of September 30, 2020 and March 31, 2020, inventory consisted of the following:

	September 30, 2020	March 31, 2020
	(unaudited)
Raw materials	$1,808,860	$1,788,868
Finished goods	2,440,721	1,130,992
Total inventory	$4,249,581	$2,919,860

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

Revenue consists of the gross sales price, less variable consideration, consisting of estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $1,670,523 and $1,496,708 for the three months ended September 30, 2020 and 2019, respectively and $3,477,554 and $2,928,163 for the six months ended September 30, 2020 and 2019, respectively.

Concentration Risks

We have 2 major customers that together account for 27% (15% and 12%, respectively) of accounts receivable at September 30, 2020, 1 customer that accounts for 25% of total revenues for the three months ended September 30, 2020 and 2 customers that accounts for 40% (22% and 18%, respectively) of the total revenues earned for the six months ended September 30, 2020. The Company has 3 vendors that accounts for 58% (25%, 21% and 12% respectively) of purchases for the three months ended September 30, 2020 and 3 vendors that accounted for 55% (24%, 19% and 12% respectively) of purchases for the six months ended September 30, 2020.

We had 2 major customers that together accounted for 41% (23% and 18%, respectively) of accounts receivable at September 30, 2019, and 2 customers that together accounted for 41% (24% and 17%, respectively) of the total revenues earned for the three months and six months ended September 30, 2019. The Company had 2 vendors that accounted for 43% (24% and 19% respectively) of purchases for the three months ended September 30, 2019 and 3 vendors that accounted for 54% (23%, 20% and 11% respectively) of purchases for the six months ended September 30, 2019.

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

The Company had 1,951,490 and 493,144 shares relating to options, 1,734,443 and 422,821 shares relating to warrants and -0- and 3.8 million convertible preferred shares at September 30, 2020 and 2019, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of September 30, 2020 and 2019, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Recent Accounting Pronouncements

Standards Required to be Adopted in Future Years.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2019,the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). ASU 2019-10 changes the effective date of the credit loss standard (ASU 2016-13) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company does not believe that the impact of adopting this standard will have a material effect on its financial statements.

The Company has evaluated other recent accounting pronouncements through September 30, 2020 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following at:

Property and Equipment consisted of the following at:	September 30, 2020 (unaudited)	March 31, 2020
Machinery and Equipment	$4,339,507	$4,249,398
Office Equipment	32,992	32,992
Less: Accumulated Depreciation	(3,272,126)	(2,859,809)
Property and Equipment, net	$1,100,373	$1,422,581

Depreciation expense for the three months ended September 30, 2020 and 2019 was $184,406 and $239,757, respectively.

Depreciation expense for the six months ended September 30, 2020 and 2019 was $412,317 and $473,697, respectively.

NOTE 3 - REVOLVING FINANCING

On February 1, 2017, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with CNH Finance Fund I, L.P. (fka SCM Specialty Finance Opportunities Fund, L.P.) (the "Lender") which has been amended from time to time the last of which was March  2020.

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of September 30, 2020 was 7.0%.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company was in compliance with those covenants as of September 30, 2020.

In March, 2020, the Lender agreed to provide the Company a $400,000 Temporary Over Advance ("TOA") under the Credit Facility Agreement. The TOA is to be repaid as follows: (i) the Company shall make five (5) weekly principal payments on the TOA 2 each in the amount of $20,000 commencing on May 18, 2020 and on the first Business Day of each calendar week thereafter through and including June 15, 2020, (ii) the Company shall make ten (10) weekly principal payments on the TOA, each in the amount of $30,000, commencing on June 22, 2020 and on the first Business Day of each calendar week thereafter through and including August 24, 2020 and (iii) repay the remaining principal balance on the TOA, if any, in full on or prior to August 24, 2020. As of September 30, 2020, the balance of the TOA was zero.

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

The promissory note issued by Borrower, matures on April 29, 2022 and bears interest at a rate of 1% per annum.  Borrower shall pay principal plus interest accrued under the promissory note in 18 equal monthly installments beginning on October 29, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company will apply for loan forgiveness with the Lender.

NOTE 5 - STOCKHOLDERS EQUITY

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

Effective as of April 1, 2020, the Company issued an aggregate of 3,400,000 shares of our common stock upon conversion of an aggregate of 3,400,000 shares of our Series D Preferred Stock without the payment of any additional consideration. Of the 3,400,000 shares that the Company issued, 1,500,000 shares were issued to Richard A. Wright, our president, chief executive officer and director, 1,000,000 shares were issued to David A. Guarino, our treasurer, secretary, chief financial officer and director and 900,000 shares were issued to three other individuals.

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

On April 30, 2020, the Company granted awards of an aggregate of 1,065,000 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to certain directors, officers, employees and consultants.  Of these shares, 645,000 vest on the one-year anniversary of the grant date, 200,000 vest as to 50% on the one-year anniversary of the grant date and 50% vest on the second year anniversary of the grant date, 165,000 vest as to one-third on each anniversary of the grant date and 55,000 vest immediately. On April 30, 2020, the Company issued the immediately vested awards, 35,000 to a non-employee, and 20,000 to an employee. The grantees have no rights or privileges as stockholders of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares. Of these restricted awards granted on April 30, 2020, an award of 200,000 shares of our common stock went to Richard A. Wright, our president, chief executive officer and director, and an award of 100,000 shares of our common stock went to David A. Guarino, our chief financial officer, secretary, treasurer and director. The Company granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vest on the one-year anniversary of the grant date. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares. The total fair value of the 1,065,000 shares of the Company's common stock granted as "restricted awards" is $1,065,000, based upon the $1.00 per share closing price of the Company's common stock on the NASDAQ stock exchange on April 29, 2020.

On May 11, 2020, the Company completed a private placement of 4,444,440 subscription receipts at a price of $0.45 per subscription receipt for total gross proceeds of $1,999,998, which is being held in escrow until the subscription receipts are converted into common shares. To convert these subscription receipts to common shares in the Company and thereby satisfy the escrow condition, the Company needs the approval of its shareholders by July 15, 2020 or the funds held in escrow will be refunded to the subscribers. As of June 30, 2020, the Company has recognized the $1,999,998 as restricted cash and recognized the same amount as stock payable on the financial statements. On July 14, 2020 after receiving the Shareholder Approval, the Company issued 4,444,440 units pursuant to the foregoing private placement completed on May 11, 2020. Accordingly, gross proceeds of $1,999,998, previously held in escrow, have been released to our company. Each unit consists of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock until May 11, 2023 at a price of $0.55 per share. In the event that our common stock has a closing price on the TSX Venture Exchange (or such other exchange on which our common stock may be traded at such time) of $1.75 or greater per share for a period of 20 consecutive trading days at any time from the closing date of the private placement, the Company may accelerate the expiry date of the warrants by giving notice to the holders thereof (by disseminating a news release advising of the acceleration of the expiry date of the warrants) and, in such case, the warrants will expire on the thirtieth day after the date of such notice. The proceeds of the private placement are expected to be used to fund our company's general working capital and expansion of production capacity. Of the 4,444,440 units the Company issued: (i) 444,443 units were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended to three investors, each of who is an "accredited investor" within the meaning ascribed to that term in Regulation D promulgated under the Securities Act of 1933, as amended; and (ii) 3,999,997 units were issued to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with the private placement, the Company agreed with each subscriber who purchased these subscription receipts to prepare and file a registration statement with respect to (i) the shares of our common stock comprising these subscription receipts and (ii) the shares of our common stock issuable upon exercise of the share purchase warrants comprising these subscription receipts with the Securities and Exchange Commission within 30 days following the satisfaction of the Release Condition and agreed to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as possible.  The Company filed the foregoing registration statement on Form S-3 with the SEC on May 27, 2020, and the registration statement was declared effective by the SEC on June 8, 2020.

Effective as of May 22, 2020, the Company issued 170,000 shares of our common stock to non-employees in consideration for services to be rendered to our company.

Effective as of August 18, 2020, the Company issued 90,116 shares of our common stock to non-employees in consideration for services to be rendered to our company. The total fair value of the shares is $155,000 based on the $1.72 per share closing price of the Company’s common stock on the NASDAQ stock exchange on August 18, 2020. These shares were issued pursuant to an agreement dated July 30, 2020, whereby an entity was engaged to provide investor relations management services through its online platform for the Company for an initial term beginning on August 3, 2020 and ending on November 3, 2020.  The Company agreed to pay a one-time annual platform access fee in the amount of $40,000 plus pay for an additional deliverables during the term in the amount of $115, 000 for a total of $155,000, which amount was paid in the form of 90,116 shares of common stock of the Company.

Effective as of July 17, 2020, August 28, 2020 and September 23,2020, the Company issued 18,779 shares, 53,256 shares and 28,985 shares, respectively of our common stock to non-employees in consideration for services to be rendered to our company. The total fair value of the shares is $40,000, $91,600, and $40,000, respectively based upon the $2.13, $1.72 and $1.38 per share closing price of the Company’s common stock on the NASDAQ stock exchange on July 17, 2020, August 28, 2020 and September 23, 2020. These shares were issues pursuant to a consulting agreement dated June 15, 2020 whereby the Company engaged an entity to perform consulting services for the Company for a period of one year.  The Company agreed to pay a retainer in the amount of $40,000 per month, for a total of $480,000 to be paid in the form of the common stock of the Company, which shares are to be issued monthly.

On August 27, 2020, the Company granted an award of 20,000 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to new employee.  These shares vest one-third on each anniversary date over three years. The grantee has no rights or privileges as stockholders of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.  The total fair value of  the 20,000 shares of the Company's common stock granted as "restricted awards" is $30,400 based upon the $1.52 per share closing price of the Company's common stock on the NASDAQ stock exchange on August 27, 2020. The Company's total stock compensation expense on account of the 1,065,000 shares of its common stock granted on April 30, 2020 and the 20,000 shares of its common stock granted on August 27, 2020 as "restricted awards" for the three-month period ended September 30, 2020 was $232,094 and for the six-month period ended September 30, 2020 was $365,428.  An additional expense will be recognized of $ 408,539 will be recognized in the year ended March 31, 2021 for a total of $773,967 expense in the fiscal year ended March 31, 2021.  Additional expense will be recognized in the next 3 fiscal years of $202,217, $56,800 and $7,417, respectively.

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

Effective August 10, 2020, we granted 125,000 stock options to the new employee issued restricted shares above with an exercise price of $1.57 per share.  These options vest one-third on each anniversary of the grant date. The fair value of these 125,000 stock options issues was calculated at $1.57 per share, which was the Black-Scholes valuation (using the exercise price of $1.57, 10 years to maturity, annual risk-free interest rate of 0.6% and annualized volatility of 107%) as of the date of grant, corresponding to a total fair value of $185,625 for these options.

The Company’s total stock compensation expense for the three-month period ending September 30, 2020 was $204,595 related to the 2018 Stock Option and for the six-month period ending September 30, 2020 was $769,987 related to the 2018 Stock Option Plan and $54,202 relating to the 2013 Stock Option Plan. An additional expense of $419,501 will be recognized in the year ended March 31, 2021 for a total of $1,189,188 in stock compensation expense in the fiscal year ended March 31, 2021.  Additional stock compensation expense will be recognized in fiscal years 2022, 2023 and 2024 of $297,217, $124,886 and $24,944, respectively.  In connection with the above grant, the Company repriced a total of 600,900 stock options originally issued on April 28, 2017 from their original exercise price of $1.29 to $0.53, resulting in an additional stock compensation expense of $42,664.

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

Effective as of July 9, 2020 the Company issued an aggregate of 188,081 shares of our common stock upon a cash-less exercise of stock options.

Effective as of July 28, 2020 the Company issued an aggregate of 81,400 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CAD$2.90 per share for aggregate gross proceeds of $172,521.

Effective as of August 4, 2020 the Company issued an aggregate of 48,158 shares of our common stock upon a cash-less exercise of stock options.

Effective as of August 5, 2020 the Company issued an aggregate of 7,999 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CAD$2.90 per share for aggregate gross proceeds of $16,802.

Effective as of August 14, 2020 the Company issued an aggregate of 8,750,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.50 per share for aggregate gross proceeds of $4,375,000.

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

The Company leases property under operating leases. The Company leases its corporate office space with a size of 3,352  square feet leased from a third party through November, 2020 at the current rate of $7,891per month.  The Company extended its short-term lease for a warehouse, originally due to expire on March 31, 2020 to March 2021, thus the Company adopted ASC 842 for this lease at the time of the extension in January 2020.  The lease rate for the extension was $3,938 per month starting April 1, 2020.

As of July 1, 2020, the Company entered into a lease for 14,530 square feet of warehouse space from a third party through December 2021 at a rate of $7,992 per month for the first twelve months, then at a rate of $8,231 per month for the last six months of the lease. The Company determined this lease was an operating lease under ASC 842 and using an interest rate of 7%, the Company determined that the ROU for this lease was $130,989 and the lease liability for this lease was $138,266, at inception of this lease, respectively.

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

Operating Lease expense for the three and six months ended September 30, 2020 was $59,461 and $94,215, respectively. Operating lease expense for the three and six months ended September 30, 2019 was $21,681 and $43,753, respectively.

Operating Leases:
September 30, 2020
Operating lease right-of-use asset - current portion	$121,650
Operating lease right-of-use asset - non-current portion	23,049

Total Operating lease right-of-use asset	$144,699

Operating lease liability - current portion	$122,380
Operating lease liability - non-current portion	24,408

Total Operating lease liability	$146,788

Weighted average remaining lease term (in years):
Operating leases	1.2

Weighted average discount rate:
Operating leases	7%

Supplemental cash flow information related to leases is as follows:

Maturities of undiscounted lease liabilities as of September 30, 2020 are as follows:

Operating Leases
Year ending March 31, 2021	79,465
Year ending March 31, 2022	73,362
Total lease payments	152,827
Less: Imputed interest	(6,038)
Total lease obligations	146,789

NOTE 8 - RISKS AND UNCERTAINTIES

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

NOTE 9 - SUBSEQUENT EVENTS

The Company entered into a new lease for its new corporate office space with a size of 9,166 square feet leased from a third party through September 2023 at the current rate of $10,082 per month effective October 1, 2020.  The Company also entered into a new lease for additional office space with a size of 2,390 square feet lease from a third party through January 31, 2024 effective November 1, 2020.

Effective as of October 19, 2020 the Company issued an aggregate of 166,666 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for aggregate gross proceeds of $91,666.

Effective as of October 19, 2020, the Company issued 24,844 shares of our common stock to a non-employee in consideration for services to be rendered to our company.

Effective as of November 3, 2020, the Company issued 50,000 shares of our common stock to an employee who was granted restricted stock units on April 30, 2020 under our 2020 Equity Incentive Plan that became fully vested.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended September 30, 2020 and September 30, 2019

Our results of operations for the three months ended September 30, 2020 and September 30, 2019 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2020	2019
Revenue	$10,755,946	$10,444,978
Cost of goods sold	6,326,958	5,959,430
Gross profit	$4,428,988	$4,485,548
Net Loss	$(4,361,628)	$(2,924,957)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2020 of $10,755,946, as compared to $10,444,978 for the three months ended September 30, 2019, an increase of 3% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country offset reduced demand due to Covid-19. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Family Dollar, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB Brookshire's, Publix, Shaw's, Raley's, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended September 30, 2020, we had cost of goods sold of $6,326,958 or 59% of revenue, as compared to cost of goods sold of $5,959,430 or 57% of revenue, for the three months ended September 30, 2019.

Expenses

Our operating expenses for the three months ended September 30, 2020 and September 30, 2019 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2020	2019
Sales and marketing expenses	$4,984,729	$4,809,882
General and administrative expenses	3,490,548	2,247,371
Depreciation expenses	184,406	239,757
Total operating expenses	$8,659,683	$7,297,010

For the three months ended September 30, 2020, our total operating expenses were $8,659,683 as compared to $7,297,010 for the three months ended September 30, 2019.

For the three months ended September 30, 2020, the total included $4,984,729 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $3,490,548, consisted primarily of approximately $1.6 million of professional fees, media fees and legal fees, stock option expense in the amount of approximately $0.8 million and approximately $0.7 million of wages and wage related expenses.

For the three months ended September 30, 2019, the total included $4,809,882 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $2,247,371, consisted primarily of approximately $1.3 million of professional fees, media fees and legal fees, stock option expense in the amount of approximately $0.2 million and approximately $0.4 million of wages and wage related expenses.

Six Months Ended September 30, 2020 and September 30, 2019

Our results of operations for the six months ended September 30, 2020 and September 30, 2019 are as follows:

	For the six months	For the six months
	ended	ended
	September 30,	September 30,
	2020	2019
Revenue	$24,975,370	$20,598,022
Cost of goods sold	14,696,484	11,987,627
Gross profit	10,278,886	8,610,395
Net Loss	$(7,382,631)	$(7,981,145)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the six months ended September 30, 2020 of $24,975,370 as compared to $20,598,022 for the six months ended September 30, 2019, an increase of 21% generated by sales of our alkaline water and flavored infused water. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, Food Lion, Albertson's, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire's. Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2020, we had cost of goods sold of $14,696,484, or 59% of revenue, as compared to cost of goods sold of $11,987,627 or 58% of revenue, for the six months ended September 30, 2019. The decrease in gross profit rate is a result of increased raw material cost from our suppliers.

Expenses

Our operating expenses for the six months ended September 30, 2020 and September 30, 2019 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2020	2019
Sales and marketing expenses	$9,490,074	$9,282,342
General and administrative expenses	7,437,869	6,626,642
Depreciation expenses	412,317	473,697
Total operating expenses	$17,340,260	$16,382,681

For the six months ended September 30, 2020, our total operating expenses were $17,340,260, as compared to $16,382,681 for the six months ended September 30, 2019.

For the six months ended September 30, 2020, the total included $9,490,074 of sales and marketing expenses and $7,437,869 of general and administrative expenses, consisting primarily of approximately $3.3 million of professional fees, stock option expense in the amount of approximately $1.9 million and approximately $1.4 million of wage and wage related expenses.

For the six months ended September 30, 2019, the total included $9,282,342 of sales and marketing expenses and $6,626,642 of general and administrative expenses, consisting primarily of approximately $3.9 million of professional fees, stock option expense in the amount of approximately $1.2 million and approximately $0.9 million of wage and wage related expenses.

Liquidity and Capital Resources

Working Capital
	At September 30, 2020	At March 31, 2020
Current assets	$16,629,486	$14,183,215
Current liabilities	11,914,246	13,983,663
Working capital	$4,715,240	$199,552

Current Assets

Current assets as of September 30, 2020 and March 31, 2020 primarily relate to $3,976,877 and $4,561,682 in cash, $5,777,018 and $4,917,081 in accounts receivable and $4,249,581 and $2,919,860 in inventory.  The increase in accounts receivable was due to an overall increase in payment terms with some of the Company's customers.  The increase in inventory is a result of the Company intentionally building its inventory to meet demand in anticipation of a potential second wave of Covid-19 in the upcoming winter months.

Current Liabilities

Current liabilities as of September 30, 2020 and March 31, 2020 primarily relate to $5,264,425 and $5,406,541 in accounts payable, revolving financing of $4,797,537 and $7,291,217, and accrued expenses of $1,512,343 and $1,186,516 respectively. The decrease in the amount outstanding under the Company’s revolving financing facility as of September 30, 2020 was due to a reduction in the Company’s  Borrowing Base under the facility; (defined as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves).

Cash Flows

Our cash flows for the six months ended September 30, 2020 and September 30, 2019 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2020	2019
Net Cash used in operating activities	$(8,111,516)	$(7,328,002)
Net Cash used in investing activities	(90,109)	(210,948)
Net Cash provided by financing activities	7,616,820	3,377,405
Net (decrease) in cash and cash equivalents	$(584,805)	$(4,161,545)

Operating Activities

Net cash used in operating activities was $8,111,516 for the six months ended September 30, 2020, as compared to $7,328,002 used in operating activities for the six months ended September 30, 2019. The increase in net cash used in operating activities was primarily due to the increase inventory.

Investing Activities

Net cash used in investing activities was $90,109 for the six months ended September 30, 2020, as compared to $210,948 used in investing activities for the six months ended September 30, 2019. The decrease in net cash used in investing activities was from a reduction in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2020 was $7,616,820, as compared to $3,377,405 for the six months ended September 30, 2019. The increase in net cash provided by financial activities is primarily due to the approximately $4.9 million in proceeds from the sale of common stock offset by a reduction of $2.4 million in the Company's revolver financing.

Cash Requirements

We believe that between the cash on hand as of September 30, 2020, expected warrant exercises, and our credit line, we will have sufficient cash to sustain operations including our cash needs through at least September 30, 2021. If our own financial resources and future cash-flows from operations beyond September 30, 2021 are insufficient to sustain operations, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Effective August 10, 2020, we granted 125,000 stock options to an employee. Each stock option is exercisable at a price of $1.57 per share until August 9, 2030. These options vest as to one-third on each anniversary of the grant date. We granted the stock options to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Effective August 14, 2020, we issued an aggregate of 8,750,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.50 per share for gross proceeds of $4,375,000.  Of the 8,750,00 shares we issued: (i) 1,250,000 shares were issued to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933 and (ii) 7,500,000 shares were issued to four non-U.S. Persons in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

Effective August 14, 2020, we issued 75,000 shares of our common stock in consideration for services rendered to our company. These shares were previously disclosed as having been issued on April 30, 2020. We issued these shares to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

Effective September 23, 2020, we issued 28,985 shares of our common stock in consideration for services rendered to our company. We issued these shares to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

Effective October 8, 2020, we issued 111,111 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for gross proceeds of $61,111.05. We issued these shares to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

Effective October 15, 2020, we issued 55,555 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for gross proceeds of $30,555.25. We issued these shares to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

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

THE ALKALINE WATER COMPANY INC.

Date: November 16, 2020	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)