Form 10-Q
period 2020-12-31
ALKALINE WATER Co INC
filed 2021-02-16
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38754

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

8541 E Anderson Drive, Suite 100, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

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

77,656,929 shares of common stock issued and outstanding as of February 12, 2021.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020
	(unaudited)	March 31, 2020

ASSETS

Current assets
Cash	$1,716,944	$4,561,682
Accounts receivable, net	4,889,660	4,917,081
Inventory	4,113,654	2,919,860
Prepaid expenses	1,282,674	1,697,199
Operating lease right-of-use asset - current portion	270,871	87,393

Total current assets	12,273,803	14,183,215

Fixed assets - net	881,179	1,422,581
Operating lease right-of-use asset	310,991	-

Total assets	$13,465,973	$15,605,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,995,768	$5,406,541
Accrued expenses	1,728,321	1,186,516
Revolving financing	3,999,478	7,291,217
PPP loan payable - current portion	236,183	-
Operating lease liability - current portion	260,528	99,389

Total current liabilities	11,220,278	13,983,663

PPP loan payable	91,750	-
Operating lease liability	334,262	-

Total liabilities	11,646,290	13,983,663

Stockholders' equity

Preferred stock, $0.001 par value, 100,000,000 shares authorized, nil issued and outstanding on December 31, 2020 and 3,400,000 Series D issued and outstanding on March 31, 2020	-	3,400
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 73,637,115 and 45,585,592 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	73,637	45,585
Additional paid in capital	67,010,711	54,094,848
Stock Payable	-	1,000,000
Accumulated deficit	(65,264,665)	(53,521,700)

Total stockholders' equity	1,819,683	1,622,133

Total liabilities and stockholders' equity	$13,465,973	$15,605,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Revenue	$10,179,695	$8,455,030	$35,155,065	$29,053,052

Cost of Goods Sold	5,985,210	5,061,324	20,681,694	17,048,951

Gross Profit	4,194,485	3,393,706	14,473,371	12,004,101

Operating expenses

Sales and marketing expenses	4,654,930	4,077,599	14,145,004	13,359,941
General and administrative	3,481,010	1,812,763	10,918,879	8,439,405
Depreciation	281,962	254,220	694,279	727,917

Total operating expenses	8,417,902	6,144,582	25,758,162	22,527,263

Total operating loss	(4,223,417)	(2,750,876)	(11,284,791)	(10,523,162)

Other expense

Interest expense	(136,917)	(110,797)	(458,174)	(319,656)

Total other expense	(136,917)	(110,797)	(458,174)	(319,656)

Net loss	$(4,360,334)	$(2,861,673)	$(11,742,965)	$(10,842,818)

LOSS PER SHARE (Basic and Diluted)	$(0.06)	$(0.07)	$(0.18)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	73,528,255	42,685,592	66,286,634	42,187,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Stock Payable	Deficit	Total

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$(53,521,700)	$1,622,133

Preferred Stock Conversion	(3,400,000)	(3,400)	3,400,000	3,400				-

Common shares issued in connection with offerings			9,750,000	9,750	3,890,250	(1,000,000)		2,900,000

Common shares issued upon exercise of warrants			287,666	288	258,612			258,900

Common shares issued to non-employees			452,000	452	466,848			467,300

Common shares issued to employees			20,000	20	19,980			20,000

Stock Option expense					661,959			661,959

Stock Option exercise			116,000	116	61,364			61,480

Stock Payable						1,999,998		1,999,998

Net (loss)							(3,021,003)	(3,021,003)

Balance, June 30, 2020	-	$-	59,611,258	$59,611	$59,453,861	$1,999,998	$(56,542,703)	$4,970,767

Common shares issued in connection with offerings			4,444,440	4,444	1,995,554	(1,999,998)		-

Common shares issued upon exercise of warrants			8,839,399	8,839	4,555,484			4,564,323

Common shares issued to non-employees			191,136	191	326,408			326,599

Stock Option expense					204,594			204,594

Stock Option exercise			236,239	236	(236)			-

Net (loss)							(4,361,628)	(4,361,628)

Balance, September 30, 2020	-	$-	73,322,472	$73,321	$66,535,665	$-	$(60,904,331)	$5,704,655

Common shares issued upon exercise of warrants			166,666	167	91,498			91,665

Common shares issued to non-employees			97,977	99	119,900			119,999

Common shares issued to employees			50,000	50	49,950			50,000

Stock Option expense					213,698			213,698

Net (loss)							(4,360,334)	(4,360,334)

Balance, December 31, 2020	-	$-	73,637,115	$73,637	$67,010,711	$-	$(65,264,665)	$1,819,683

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$-	$(38,694,879)	$11,356,913

Common shares issued upon exercise of warrants			1,774,000	1,774	1,178,712			1,180,486

Stock Option expense					1,103,740			1,103,740

Net (loss)							(5,056,188)	(5,056,188)

Balance, June 30, 2019	5,300,000	$5,300	41,347,512	$41,347	$52,289,371	$-	$(43,751,067)	$8,584,951

Common shares issued upon exercise of warrants			2,200,000	2,200	1,317,800			1,320,000

Stock Option expense					162,605			162,605

Stock Option exercise			138,080	138	(138)			-

Net (loss)							(2,924,957)	(2,924,957)

Balance, September 30, 2019	5,300,000	$5,300	43,685,592	$43,685	$53,769,638	$-	$(46,676,024)	$7,142,599

Stock Option expense					162,605			162,605

Net (loss)							(2,861,673)	(2,861,673)

Balance, December 31, 2019	5,300,000	$5,300	43,685,592	$43,685	$53,932,243	$-	$(49,537,697)	$4,443,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(11,742,965)	$(10,842,818)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	694,279	727,917
Stock compensation expense	2,064,149	1,428,950
Right-of-use asset amortization	932	11,011
Changes in operating assets and liabilities:
Accounts receivable	27,421	(227,150)
Inventory	(1,193,794)	(309,113)
Prepaid expenses and other current assets	414,525	(1,620,957)
Accounts payable	(410,773)	2,049,291
Accrued expenses	543,938	(96,240)

NET CASH USED IN OPERATING ACTIVITIES	(9,602,288)	(8,879,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(152,877)	(244,442)

CASH USED IN INVESTING ACTIVITIES	(152,877)	(244,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving financing	(3,291,739)	(235,835)
Proceeds from promissory note payable	325,800	-
Proceeds from sale of common stock, net	4,899,998	-
Proceeds for the exercise of warrants, net	4,914,888	2,500,486
Proceeds for the exercise of stock options, net	61,480	-

CASH PROVIDED BY FINANCING ACTIVITIES	6,910,427	2,264,651

NET CHANGE IN CASH	(2,844,738)	(6,858,900)

CASH AT BEGINNING OF PERIOD	4,561,682	11,032,451

CASH AT END OF PERIOD	$1,716,944	$4,173,551

INTEREST PAID	$411,507	$235,197

TAXES PAID	$-	$-

SUPPLEMENTAL DISCLOSURE of NON-CASH INVESTING and FINANCING ACTIVITIES

OPERATING LEASE RIGHT OF USE ASSET	$646,550	$-

OPERATING LEASE LIABILITY	$653,827	$-

ISSUANCE OF COMMON SHARES TO SETTLE STOCK PAYABLE	$1,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 2-liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. In addition to its bottled alkaline water, the Company also offers retail consumers flavor infused bottled water in the 500-milliliter size in six flavors: Raspberry, Watermelon, Lemon, Lemon Lime, Peach Mango, and Blood Orange. The Company recently introduced and began selling hemp-derived CBD topical and ingestible products under the brand name "A88CBD™". Our hemp-derived CBD products are produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's  consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on August 13, 2020, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended December 31, 2020 and 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and nine months ended December 31, 2020 and 2019 is unaudited. The condensed consolidated balance sheet at March 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its five wholly owned subsidiaries: A88 Infused Beverage Division Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), A88 Infused Products Inc. (a Nevada Corporation), AWC Acquisition Company Inc. (a Nevada corporation) and Alkaline 88, LLC (an Arizona Limited Liability Company).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company had $1,716,944 and $4,561,682 in cash at December 31, 2020 and March 31, 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2020 and March 31, 2020:

	December 31,	March 31,
	2020	2020
Trade receivables	$4,929,660	$4,957,081
Less: Allowance for doubtful accounts	(40,000)	(40,000)
Net accounts receivable	$4,889,660	$4,917,081

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

As of December 31, 2020, and March 31, 2020, inventory consisted of the following:

	December 31, 2020	March 31, 2020
Raw materials	$1,619,611	$1,788,868
Finished goods	2,494,043	1,130,992
Total inventory	$4,113,654	$2,919,860

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

Revenue consists of the gross sales price, less variable consideration, consisting of estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $1,837,964 and $1,175,274 for the three months ended December 31, 2020 and 2019, respectively and $5,315,518 and $4,103,437 for the nine months ended December 31, 2020 and 2019, respectively.

Concentration Risks

We have 2 major customers that together account for 35% (18% and 17%, respectively) of accounts receivable at December 31, 2020, 2 customer that accounts for 40% (25% and 15%, respectively) of total revenues for the three months ended December 31, 2020 and 2 customers that accounts for 40% (23% and 17%, respectively) of the total revenues earned for the nine months ended December 31, 2020. The Company has 2 vendors that accounts for 48% (24% and 24% respectively) of purchases for the three months ended December 31, 2020 and 3 vendors that accounted for 52% (23%, 19% and 11% respectively) of purchases for the nine months ended December 31, 2020.

We had 3 major customers that together account for 51% (22%, 16% and 13%, respectively) of accounts receivable at December 31, 2019. The Company had 2 customers that together accounted for 40% (26% and 14%, respectively) of the total revenues earned for the three months ended December 31, 2019 and 2 customers that together accounted for 40% (24% and 16% respectively) of the total revenues earned for the nine months ended December 31, 2019. The Company has 2 vendors that accounts for 42% (23% and 19% respectively) of purchases for the three months ended December 31, 2019 and 3 vendors that accounted for 52% (21%, 21% and 10% respectively) of purchases for the nine months ended December 31, 2019.

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

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share ("EPS") amounts in the consolidated financial statements are computed in accordance with ASC 260- 10 "Earnings per Share", which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Potentially dilutive securities were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

The Company had 1,348,566 and 250,506 shares relating to options and 2,453,243 and -0- shares relating to warrants at December 31, 2020 and 2019, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.

Business Segments

The Company operates on one segment in one geographic location - the United States of America and therefore, segment information is not presented.

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

As of December 31, 2020, and 2019, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

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

The Company has evaluated other recent accounting pronouncements through December 31, 2020 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2020 (unaudited)	March 31, 2020
Machinery and equipment	$4,402,275	$4,249,398
Office equipment	32,992	32,992
Less: accumulated depreciation	(3,554,088)	(2,859,809)
Property and equipment, net	$881,179	$1,422,581

Depreciation expense for the three months ended December 31, 2020 and December 31, 2019 was $281,962 and $254,220, respectively.

Depreciation expense for the nine months ended December 31, 2020 and December 31, 2020 was $694,279 and $727,917, respectively.

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of December 31, 2020 was 6.5%.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company was in compliance with those covenants as of December 31, 2020.

In March 2020, the Lender agreed to provide the Company a $400,000 Temporary Over Advance ("TOA") under the Credit Facility Agreement. The TOA is to be repaid as follows: (i) the Company shall make five (5) weekly principal payments on the TOA 2 each in the amount of $20,000 commencing on May 18, 2020 and on the first Business Day of each calendar week thereafter through and including June 15, 2020, (ii) the Company shall make ten (10) weekly principal payments on the TOA, each in the amount of $30,000, commencing on June 22, 2020 and on the first Business Day of each calendar week thereafter through and including August 24, 2020 and (iii) repay the remaining principal balance on the TOA, if any, in full on or prior to August 24, 2020. As of December 31, 2020, the balance of the TOA was zero.

In March 2020, David Guarino, the Company's Chief Financial Officer, entered into a Guarantee Agreement (the "Guarantee") with the Lender in order for the Lender to agree to provide the Company the $400,000 TOA under the Credit Agreement. Under the Guarantee, Mr. Guarino personally, absolutely, and unconditionally, jointly and severally, guaranteed the prompt, complete and full payment of the Company's obligations to repay the TOA only, under the Credit Agreement, with the Lender.

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

NOTE 5 - STOCKHOLDER EQUITY

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

Private Placement

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

Share Issuance

On April 30, 2020, the Company issued an aggregate of 247,000 shares of our common stock to non-employees in consideration for services rendered to our company.

Effective as of May 22, 2020, the Company issued 170,000 shares of our common stock to non-employees in consideration for services to be rendered to our company.

Effective as of August 18, 2020, the Company issued 90,116 shares of our common stock to non-employees in consideration for services to be rendered to our company. The total fair value of the shares is $155,000 based on the $1.72 per share closing price of the Company's common stock on the NASDAQ stock exchange on August 18, 2020. These shares were issued pursuant to an agreement dated July 30, 2020, whereby an entity was engaged to provide investor relations management services through its online platform for the Company for an initial term beginning on August 3, 2020 and ending on November 3, 2020.  The Company agreed to pay a one-time annual platform access fee in the amount of $40,000 plus pay for an additional deliverables during the term in the amount of $115, 000 for a total of $155,000, which amount was paid in the form of 90,116 shares of common stock of the Company.

Effective as of July 17, 2020, August 28, 2020, September 23,2020, October 16, 2020, November 18, 2020 and December 16, 2020 the Company issued 18,779 shares, 53,256 shares, 28,985 shares, 24,844 shares, 35,398 shares and 37,735 shares respectively of our common stock to non-employees in consideration for services to be rendered to our company. The total fair value of the shares is $40,000, $91,600, $40,000, $40,000, $40,000 and $40,000 respectively based upon the $2.13, $1.72, $1.38, $1.61, $1.13 and $1.06 per share closing price of the Company's common stock on the NASDAQ stock exchange on July 17, 2020, August 28, 2020, September 23, 2020, October 16, 2020, November 19, 2020 and December 18, 2020. These shares were issues pursuant to a consulting agreement dated June 15, 2020 whereby the Company engaged an entity to perform consulting services for the Company for a period of one year.  The Company agreed to pay a retainer in the amount of $40,000 per month, for a total of $480,000 to be paid in the form of the common stock of the Company, which shares are to be issued monthly.

Restricted Awards

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

The Company's total stock compensation expense on account of the 1,065,000 shares of its common stock granted on April 30, 2020 and the 20,000 shares of its common stock granted on August 27, 2020 as "restricted awards" for the three-month period ended December 31, 2020 was $210,172 and for the nine-month period ended December 31, 2020 was $576,600.  An additional expense will be recognized of $ 198,367 will be recognized in the year ended March 31, 2021 for a total of $773,967 expense in the fiscal year ended March 31, 2021.  Additional expense will be recognized in the next 3 fiscal years of $202,217, $56,800 and $7,417, respectively.

During October 2020, the Company issued 50,000 shares of our common stock to an employee upon his exercise of vested restricted awards under our 2020 Equity Incentive Plan.

NOTE 6 - OPTIONS AND WARRANTS

Options

Issuance of Options

On April 3, 2020, the Company granted an aggregate of 2,737,000 stock options to certain directors, officers, consultants and employees for the purchase of up to 2,737,000 shares of our common stock pursuant to our 2018 Stock Option Plan. Each stock option is exercisable at a price of $0.53 per share until April 2, 2030. Of these stock options, 1,217,000 vest as to 50% on the grant date and 50% on the one-year anniversary of the grant date, 640,000 vest as to one-third on the grant date and one-third on each anniversary of the grant date and 880,000 vest as to one-third on each anniversary of the grant date.  The Company granted the stock options to 31 U.S. Persons and 3 non U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities the Company relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. Of these options, 250,000 were granted to Richard A. Wright, our president, chief executive officer and director, and 150,000 were granted to David A. Guarino, our chief financial officer, secretary, treasurer and director. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030.  The stock options vest as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of each of the 2,737,000 stock options issued was calculated as $0.53 per share, which was the Black-Scholes valuation as of the grant date, corresponding to a total fair value of $1,450,610 for these options.  .  In connection with the above grant, the Company repriced a total of 600,900 stock options originally issued on April 28, 2017 from their original exercise price of $1.29 to $0.53, resulting in an additional stock compensation expense of $42,664.

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

Effective November 18, 2020, we granted 45,000 stock options to the new employee issued restricted shares above with an exercise price of $1.09 per share.  These options vest one-third on each anniversary of the grant date. The fair value of these 45,000 stock options issues was calculated at $1.03 per share, which was the Black-Scholes valuation (using the exercise price of $1.09, 10 years to maturity, annual risk-free interest rate of 0.6% and annualized volatility of 121%) as of the date of grant, corresponding to a total fair value of $46,350 for these options.

The Company's total stock compensation expense for the three-month period ending December 31, 2020 was $213,698 related to the 2018 Stock Option and for the nine-month period ending December 31, 2020 was $983,685 related to the 2018 Stock Option Plan and $54,202 relating to the 2013 Stock Option Plan. An additional expense of $226,730 will be recognized in the year ended March 31, 2021 for a total of $1,307,282 in stock compensation expense in the fiscal year ended March 31, 2021.  Additional stock compensation expense will be recognized in fiscal years 2022, 2023 and 2024 of $331,057, $104,970 and $16,557, respectively

Exercise of Options

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

Warrants

Exercise of Warrants

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

Effective as of October 19, 2020, the Company issued an aggregate of 166,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for aggregate gross proceeds of $91,666.

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

As of October 1, 2020, the company entered into a lease for 9,166 square feet of corporate office and warehouse space from a third party through September 2023 at a rate of $10,083 per month for the first twelve months, then at a rate of $10,385 for the next 12 months, and $10,697 for the final 12 months of the lease. The Company determined this lease was an operating lease under ASC 842 and using an interest rate of 7%, the Company determined that the ROU for this lease was $337,932 and the lease liability for this lease was $337,932, at inception of this lease, respectively. Previously, the Company leased its corporate office space with a size of 3,352  square feet leased from a third party which leased through November 2020 at the current rate of $7,891 per month.

As of November 1, 2020, the company entered into a lease for 2,390 square feet of corporate office space from a third party through January 2024 at a rate of $5,280 per month for the first twelve months starting January 2021, then at a rate of $5,377 for the next 12 months, and $5,497 for the final 13 months of the lease. The Company determined this lease was an operating lease under ASC 842 and using an interest rate of 7%, the Company determined that the ROU for this lease was $177,629 and the lease liability for this lease was $177,629, at inception of this lease, respectively.

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

Operating Lease expense for the three and nine months ended December 31, 2020 was $64,225 and $158,440, respectively. Operating lease expense for the three and nine months ended December 31, 2019 was $23,534 and $70,043, respectively.

Operating Leases:
December 31, 2020
Operating lease right-of-use asset - current portion	$270,871
Operating lease right-of-use asset - non-current portion	310,991

Total Operating lease right-of-use asset	$581,862

Operating lease liability - current portion	$260,528
Operating lease liability - non-current portion	334,262

Total Operating lease liability	$594,790

Weighted average remaining lease term (in years):
Operating leases	1.25

Weighted average discount rate:
Operating leases	7%

Supplemental cash flow information related to leases is as follows:

Maturities of undiscounted lease liabilities as of December 31, 2020 are as follows:

Operating Leases
Year ending March 31, 2021	81,875
Year ending March 31, 2022	259,821
Year ending March 31, 2023	191,379
Year ending March 31, 2024	119,150
Total lease payments	652,225
Less: Imputed interest	(57,435)
Total lease obligations	594,790

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

NOTE 9 - SUBSEQUENT EVENTS

Effective as of January 14, 2021 the Company issued an aggregate of 242,037 shares of our common stock to two non-employees in consideration for services rendered to our Company.

Effective as of February 1, 2021, the Company issued 2,000,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for an aggregate gross proceeds of $1,100,000.

Effective as of February 8, 2021, the Company issued 1,777,777 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for an aggregate gross proceeds of $977,777.

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

Results of Operations

Three Months Ended December 31, 2020 and December 31, 2019

Our results of operations for the three months ended December 31, 2020 and December 31, 2019 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2020	2019
Revenue	$10,179,695	$8,455,030
Cost of goods sold	5,985,210	5,061,324
Gross profit	$4,194,485	$3,393,706

Net Loss	$(4,360,334)	$(2,861,673)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2020 of $10,179,695 as compared to $8,455,030 for the three months ended December 31, 2019, an increase of 20% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country offset reduced demand due to Covid-19. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Family Dollar, Albertson/Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB Brookshire's, Publix, Shaw's, Raley's, Food Lion, Harris Teeter, and Festival Foods.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2020, we had cost of goods sold of $5,985,210, or 59% of revenue, as compared to cost of goods sold of $5,061,324 or 60% of revenue, for the three months ended December 31, 2019.

Expenses

Our operating expenses for the three months ended December 31, 2020 and December 31, 2019 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2020	2019
Sales and marketing expenses	$4,654,930	$4,077,599
General and administrative expenses	3,481,010	1,812,763
Depreciation expenses	281,962	254,220
Total operating expenses	$8,417,902	$6,144,582

For the three months ended December 31, 2020, our total operating expenses were $8,417,902 as compared to $6,144,582 for the three months ended December 31, 2019.

For the three months ended December 31, 2020, the total included $4,654,930 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $3,481,010, consisted primarily of approximately $2,0 million of professional fees, media fees and legal fees, stock option expense in the amount of approximately $0.4 million and approximately $0.8 million of wages and wage related expenses. The approximate increase of $1.6 million in general and administrative expenses for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily due to an increase of $1.3 million in in professional fees, media fees and legal fees.

For the three months ended December 31, 2019, the total included $4,077,599 of sales and marketing expenses and $1,812,763 of general and administrative expenses, consisting primarily of approximately $0.7 million of professional fees, media fee and legal fees, approximately $0.6 million of wages and wages related expenses and approximately $0.2 million of non-cash stock option and stock compensation expense.

Depreciation expense for the three months ended December 31, 2020 and December 31, 2019 was $281,962 and $254,220, respectively.

Nine Months Ended December 31, 2020 and December 31, 2019

Our results of operations for the nine months ended December 31, 2020 and December 31, 2019 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2020	2019
Revenue	$35,155,065	$29,053,052
Cost of goods sold	20,681,694	17,048,951
Gross profit	$14,473,371	$12,004,101

Net Loss	$(11,742,965)	$(10,842,818)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the nine months ended December 31, 2020 of $35,155,065 as compared to $29,053,052 for the nine months ended December 31, 2019, an increase of 21% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, Food Lion, Albertson's, Safeway, Kroger, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Vallarta, Superior Foods, Ingles, HEB and Brookshire's. Cost of goods sold is comprised of production costs, shipping and handling costs.

For the nine months ended December 31, 2020, we had cost of goods sold of $20,681,694, or 59% of revenue, as compared to cost of goods sold of $17,048,951 or 59% of revenue, for the nine months ended December 31, 2019.

Expenses

Our operating expenses for the nine months ended December 31, 2020 and December 31, 2019 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2020	2019
Sales and marketing expenses	$14,145,004	$13,359,941
General and administrative expenses	10,918,879	8,439,405
Depreciation expenses	694,279	727,917
Total operating expenses	$25,758,162	$22,527,263

For the nine months ended December 31, 2020, our total operating expenses were $25,758,162, as compared to $22,527,263 for the nine months ended December 31, 2019.

For the nine months ended December 31, 2020, the total included $14,145,004 of sales and marketing expenses and $10,918,879 of general and administrative expenses, consisting primarily of approximately $5.3 million of professional fees, stock option expense in the amount of approximately $2.3 million and approximately $2.2 million of wage and wage related expenses.

For the nine months ended December 31, 2019, the total included $13,359,941 of sales and marketing expenses and $8,439,405 of general and administrative expenses, consisting primarily of approximately $4.5 million of professional fees, media fee and legal fees, approximately $1.5 million of wages and wages related expenses and approximately $1.5 million of non-cash stock option expense.

Depreciation expense for the nine months ended December 31, 2020 and December 31, 2019 was $694,297 and $727,917, respectively.

Liquidity and Capital Resources

Working Capital

	At December	At March 31,
	31, 2020	2020
Current assets	$12,273,803	$14,183,215
Current liabilities	11,220,278	13,983,663
Working capital	$1,053,525	$199,552

Current Assets

Current assets as of December 31, 2020 and March 31, 2020 primarily relate to $1,716,944 and $4,561,682 in cash, $4,889,660 and $4,917,081 in accounts receivable and $4,113,654 and $2,919,860 in inventory, respectively.

Current Liabilities

Current liabilities as of December 31, 2020 and March 31, 2020 primarily relate to $4,995,768 and $5,406,541 in accounts payable, revolving financing of $3,999,478 and $7,291,217, and accrued expenses of $1,728,321 and $1,186,516 respectively.

Cash Flows

Our cash flows for the nine months ended December 31, 2020 and December 31, 2019 are as follows:

	For the nine	For the nine
	months	Months
	ended	ended
	December	December
	31,	31,
	2020	2019
Net cash used in operating activities	$(9,602,288)	$(8,879,109)
Net cash used in investing activities	(152,877)	(244,442)
Net cash provided by financing activities	6,910,427	2,264,651
Net increase (decrease) in cash and cash equivalents	$(2,844,738)	$(6,858,900)

Operating Activities

Net cash used in operating activities was $9,602,288 for the nine months ended December 31, 2020, as compared to $8,879,109 used in operating activities for the nine months ended December 31, 2019. The increase of approximately $0.7 million in net cash used in operating activities is primarily due to approximately $0.9 million increase of net loss in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019.

Investing Activities

Net cash used in investing activities was $152,877 for the nine months ended December 31, 2020, as compared to $244,442 used in investing activities for the nine months ended December 31, 2019. The decrease of approximately $0.1 million in net cash used in investing activities is due to a decrease of approximately $0.1 million decrease of purchase of fixed assets in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2020 was $6,910,427, as compared to $2,264,651 for the nine months ended December 31, 2019. The increase of approximately $4.6 million in net cash provided by financing activities is primarily due to increase of approximately $7.3 million increase of proceeds provided by sale of common stock and proceeds from the exercise of warrants, offset by an increase of approximately $2.1 million of repayment of revolving financing in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019.

Cash Requirements

We believe that between the cash on hand as of December 31, 2020, expected warrant exercises, and our credit line, we will have sufficient cash to sustain operations including our cash needs through at least December 31, 2021. If our own financial resources and future cash-flows from operations beyond December 31, 2021 are insufficient to sustain operations, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Effective November 18, 2020, we granted 45,000 stock options to an employee. Each stock option is exercisable at a price of $1.09 per share until November 18, 2030. These options vest as to one-third on May 2, 2021 and one-third on the second and third anniversary of the grant date. We granted the stock options to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Effective February 1, 2021, we issued 2,000,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for gross proceeds of $1,100,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

Effective February 8, 2020, we issued 1,777,777 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for gross proceeds of $977,777. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

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

THE ALKALINE WATER COMPANY INC.

Date: February 16, 2021	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2021	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)