Form 10-K
period 2021-03-31
ALKALINE WATER Co INC
filed 2021-07-06
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

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

8541 E. Anderson Drive, Suite 100, AZ 85255
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

67,688,172 shares of common stock at a price of $1.26 per share for an aggregate market value of $85,287,096.72.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of July 1, 2021, there were 89,761,122 shares of common stock outstanding.

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

Corporate Overview

Founded in 2012, The Alkaline Water Company (NASDAQ and CSE: WTER) is headquartered in Scottsdale, Arizona. Its flagship product, Alkaline88®, is a leading premier alkaline water brand available in bulk and single-serve sizes along with eco-friendly aluminum packaging options. With its innovative, state-of-the-art proprietary electrolysis process, Alkaline88® delivers perfect 8.8 pH balanced alkaline drinking water with trace minerals and electrolytes and boasts our trademarked label ‘Clean Beverage.’ Quickly being recognized as a growing lifestyle brand, Alkaline88® launched A88 Infused™ in 2019 to meet consumer demand for flavor-infused products. A88 Infused™ flavored water is available in six unique all-natural flavors, with new flavors coming soon. Additionally, in 2020, the Company launched A88 Infused Beverage Division Inc., which includes the Company’s CBD water and flavor-infused water. For the Company’s topical and ingestible offerings, A88 Infused Products Inc. includes both the Company’s lab-tested full-spectrum hemp salves, balms, lotions, essential oils, and bath salts, along with broad-spectrum hemp, powder packs, oil tinctures, capsules, and gummies. under the brand name "A88CBD™". Our hemp-derived CBD products are produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

Our bottled alkaline water product is presently available in over 75,000 stores in all 50 states, the District of Columbia, the Caribbean and in Mexico. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, and Midwest region. Combined, they service over 16,000 customers in five states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw’s, Raley’s, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our CBD products are presently available for purchase on our E-commerce websites, www.a88cbd.com and www.a88hemp.com, in addition to a growing number of brick and mortar retail locations.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company for our alkaline bottled water products. It has entered into co-packing agreements with eight different bottling companies located in Virginia, Georgia, California, Texas, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $14.0 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc., Smurfit, and Goodpac.

A88 Infused Beverage Division, Inc.

In August 2018, we formed A88 Infused Beverage Division, Inc., or "A88 Infused," a Nevada corporation and a wholly-owned subsidiary of our company. A88 Infused's focus is brand extension and product innovations in the wellness water category. We formed A88 Infused to meet what we believe is increasing consumer demand for enhanced and functional (value-added) beverages. We expect A88 Infused to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space. Our first infused water products were launched in 2019 and consist of A88 Infused's flavored water products, which are now available in Blood Orange, Lemon, Lemon-Lime, Peach Mango, Watermelon and Raspberry. They are produced in Waco Texas at Waco Bottling.  Currently A88 Infused's flavored water products are on thousands of shelves nationwide  in many of the same retailers that carry our flagship brand Alkaline88,including,  99 Cent Only ,Albertson (Randalls, Safeway), Associated Foods, Associated Wholesale Grocers, B&G Wholesale, Gelson’s Market, HEB , HY-VEE, Ingles, Save A Lot Super Store Industries, Supervalu, Wakefern, and national distributors UNFI and KEHE.A88 Infused Products, Inc.

In September 2019, we formed A88 Infused Products, Inc., or “A88 Products,” a Nevada corporation and a wholly‑owned subsidiary of our company. A88 Product's focus is brand extension and product innovations in the CBD infused products category, which include ingestibles and topical products. For its ingestibles line, the A88™ Infused Beverage Division Inc. currently produces CBD infused tinctures, gummies, fruit chews and capsules, and will produce CBD infused drinks, beverage shots, and powder packs. For its topicals line, A88™ Infused Products Inc. currently produces salves, balms, lotions, bath bombs, essential oils, and bath-salt all made with lab-tested full-spectrum hemp. We formed A88 Products to meet what we believe is increasing consumer demand for a variety of CBD infused wellness products. We expect A88 Products to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the space.  On February 20, 2020, A88 Products began selling its line of CBD infused topical products through ecommerce at www.a88cbd.com.  Currently, all of A88 Products’ CBD products are available for purchase on its E-commerce websites, www.a88cbd.com and www.a88hemp.com, various third party ecommerce sites, and a growing number of brick and mortar retail locations throughout the United States. As of the date of this annual report, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for four hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use.  In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit A88 Infused to market hemp extract in water without food additive approval, we expect to produce and sell A88CBD water  as still water in bottles. We may also decide to market Soothe™ in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA's GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract. We expect to produce A88CBD water as a low calorie or no calorie, hemp extract-infused water in three flavors and 5 functional formulas (Relax, Revive, Recover etc.). We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

Plan of Operations

In order for us to implement our business plan over the next 12 months, we have identified the following milestones that we expect to achieve:

Expansion of Broker Network - We expect to continue to develop our working relationship with our national retail broker network. We continually meet, train, and go on sales call with our national retail broker network in order to take advantage of the momentum currently being created by their efforts and sell into clubs stores and big box retailers. New brokers will also be added in the on-premise and international sales channels to support initiatives that began in Fiscal 2020 and 2021. We anticipate a considerable amount of travel and ongoing expenses to be incurred as part of this expansion.

Strategically Located DSD Partners – We expect to add Direct Store Distributors (“DSD”) partners in the Northeast, Northwest and Mid-Atlantic to further accelerate our retail account penetration, specifically in the convenience store channel.

Increase Manufacturing Capacity - (i) Flagship Alkaline88® product: we expect to add three new co-packer facilities, strategically located to reduce freight costs and meet current volumes and future growth objectives; and (ii) A88 Infused: we expect to add three to five new co-packer facilities strategically located to meet anticipated volumes by product type and future growth objectives. (iii) A88 Infused Products Inc: we expect to add three new co-packer facilities strategically located to meet anticipated volumes by product type and future growth objectives

Expand Retail Distribution - We continue to expand our retail presence through securing new customers and growing the number of SKUs of our products carried by existing customers.

Expand On-Premise Distribution - In addition to adding qualified personnel to lead this area we will be bringing on numerous new brokers and distributors to support our on-premise channels which include,  hotels, national parks, airports, universities, restaurants, resorts, health clubs, recreation and other on-premise facilities and businesses

Expand International Distribution – We anticipate adding new brokers, distributors and co-packers to support our international sales initiatives in Canada, Mexico the Caribbean and potential parts of Asia

Addition of Support Staff and Officers- In order to support expansion efforts and to continue the training and support of our broker network, we anticipate that we will need to hire approximately  five to 10  more people on the corporate level for the specific purpose of supporting and overseeing e-commerce, hospitality/on-premise sales, DSD sales, expanded manufacturing, distributor and retailer relationships, and marketing to support utilizing our brand ambassador. We continue to seek and interview candidates to fill our growing need for additional staffing

  E-commerce Expansion: We will hire personnel to head up and support and aggressive ecommerce expansion of our flagship products and other functional beverages. This will be supported with an aggressive marketing plan.

  Traditional Marketing Program: With the May 2021 signing of our partnership with Shaquille O’Neal and Authentic Brand Group we will embark on our first ever national marketing plan. We anticipate adding a Chief Marketing Officer to work in conjunction with our agencies in establishing sales and branding objectives over the three year term of the brand ambassador agreement.

• Capital Considerations - Our business plan can be adjusted based on the available capital to the business.

  On February 22, 2021, we entered into a sales agreement (the "Sales Agreement") with Roth Capital Partners, LLC, as sales agent (the "Agent"), pursuant to which we may offer and sell, from time to time, through or to the Agent, as sales agent and/or principal (the "Offering") up to $20,000,000 in shares of our common stock. Subject to the terms and conditions of the Sales Agreement, the Agent agreed to use its commercially reasonable efforts to sell the shares from time to time, based upon our instructions. Under the Sales Agreement, the Agent may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any of the shares and may at any time suspend offers under the Sales Agreement. The Offering will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) five days' advance notice from one party to the other, or (c) the sale of all of the shares specified in the Sales Agreement. Under the terms of the Sales Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of the shares under the Sales Agreement. We will also reimburse the Agent for certain expenses incurred in connection with the Sales Agreement.
  We believe cash on hand, plus anticipated warrant exercises, our line of credit and the Sales Agreement will adequately fund our current planned operations and capital needs for the next 12 months. However, if our current plans change or are accelerated or we choose increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

The milestones set forth above reflect our current judgment and belief regarding the direction of our business. Actual events, expenditures and results will almost always vary, sometimes materially, from any estimates, predictions, projections or assumptions suggested herein.

Distribution Method for Our Products

Our distribution network is a broker-distributor-retailer network, whereby brokers represent our products to distributors and retailers. Our target retail markets are: (a) chain and independent health food stores; (b) grocery stores; (c) convenience stores; (d) drug stores; and (e) the mass retail market.  We are also adding certain DSD distribution partners in certain strategic markets throughout the United States to assist in our retail account penetration, specifically in the convenience store channel.

Through common carriers we ship our water to distribution centers (DC) around the country.  We distribute to the natural food channel by delivering to primarily KeHE and UNFI distributors who then deliver to specific store locations within their customer networks. Combined, they reach over 60,000 retailers nationwide. The convenience channel is served by Core-Mark, McLane, and select market DSDs that service 110,000 retailers.

We deliver directly to the DCs of our large national and regional grocery, drug, and specialty retailers. These retailers include Walmart, CVS, Family Dollar, Albertson's/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Bristol Farms, Stater Brothers, Unified Grocers, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's Harris Teeter, Festival Foods, Brookshire's, HEB and other companies throughout the United States. In total we are now in more than 70% of the top 75 grocery retailers in the United States.

Dependence on Few Customers

We have 3 major customers that together account for 41% (16%, 13% and 12%, respectively) of accounts receivable at March 31, 2021, and 2 customers that together account for 40% (23% and 17%, respectively) of the total revenues earned for the year ended March 31, 2021.

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

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Core, Icelandic, Real Water, AQUAHydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-gallon bottles. We currently offer our product in a one-gallon bottle for a suggested resale price or a SRP of $4.99, three-liter bottle for a SRP of $3.99, 2 liter bottle at a SRP of $2.99, 1.5 liter at a SRP of $2.49, 1 liter at a SRP of $1.99, 700 milliliter single serving at a SRP of $1.19, an aluminum 500ml at a SRP of $2.49, and a 500 milliliter at a SRP of $0.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our products. We can provide no assurances that consumers will continue to purchase our products or that they will not prefer to purchase a competitive product.

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

Other trade marks that have been registered and are currently being used in our marketing efforts include Clean Beverage®, Smooth Hydration®, Ionized H20®, A88®, Hello Hydration®, A88 Infused®, and Refreshingly Different CBD®.

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

Employees

In addition to Richard A. Wright, who is our president, chief executive officer and director, and David A. Guarino, who is our chief financial officer, secretary, treasurer and director, we currently employ 26 full time employees and 2 part-time employees. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

Our financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs. As of March 31, 2021, we had an accumulated deficit of $69,850,201. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of March 31, 2021 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2021 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We had 3 major customers that together account for 41% (16%, 13% and 12%, respectively) of accounts receivable at March 31, 2021, and 2 customers that together account for 40% (23% and 17%, respectively) of the total revenues earned for the year ended March 31, 2021. There can be no assurance that such customers will continue to order our products at the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.

We had 3 vendors that accounted for 56% (25%, 20%, and 11%, respectively) of purchases for the year ended March 31, 2021. Like other companies in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products. Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

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

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Core, Icelandic, Real Water, AQUAHydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-gallon bottles. We currently offer our product in a one-gallon bottle for a suggested resale price of a $4.99, three-liter bottle for a SRP of $3.99, 2-liter at a SRP of $2.99, 1.5 liter at a SRP of $2.49, 1 liter at a SRP of $1.99, 700 milliliter single serving at a SRP of $1.19, and a 500 milliliter at a SRP of $0.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our products. We can provide no assurances that consumers will continue to purchase our products or that they will not prefer to purchase a competitive product.

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

We have recently expanded into the Caribbean and Mexico. However, we have not undertaken substantial commercial activities outside of the United States. We have evaluated, and continue to evaluate, potential expansion into certain other international markets. Our international sales and operations would be subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in legal and regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and difficulty in complying with foreign laws and regulations, as well as U.S. laws and regulations that govern foreign activities. Economic uncertainty in some of the geographic regions in which we might operate could result in the disruption of commerce and negatively impact our operations in those areas. Also, if we choose to pursue international expansion efforts, it may be necessary or desirable to contract with third parties, and we may not be able to enter into such agreements on commercially acceptable terms or at all. Further, such arrangements may not perform to our expectations, and we may be exposed to various risks as a result of the activities of our partners.

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

We and our bottlers offer our products in non-refillable, recyclable containers in the United States. Regulations have been enacted in various jurisdictions in the United States requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, eco-tax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States. Consumers' increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. Current regulations or the adoption of future regulations in the geographical regions in which we currently operate or intend to operate could adversely affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

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

We are authorized to issue up to 200,000,000 shares of our common stock and 100,000,000 shares of our preferred stock, of which 89,761,122 shares of our common stock are issued and outstanding as of July 1, 2021. Our board of directors has the authority to cause us to issue additional shares of our common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 8541 E. Anderson Drive, Suite 100, Scottsdale, AZ 85255 with a size of 9,166 square feet leased from a third party through September 30, 2023 at the current rate of $10,082.60 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

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

Transfer Agents

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transhare Corporation, located at Bayside Center 1, 17755 US Highway 19 N, Suite 140, Clearwater Florida, 33764. The co-transfer agent for our common stock is TSX Trust Company, located at 650 West Georgia Street, Suite 2700, Vancouver, British Columbia V6B 4N9, Canada.

Holders of Common Stock

As of July 1, 2021, there were approximately 38 holders of record of our common stock. As of such date 89,761,122 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2021.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

Founded in 2012, The Alkaline Water Company (NASDAQ and CSE: WTER) is headquartered in Scottsdale, Arizona. Its flagship product, Alkaline88®, is a leading premier alkaline water brand available in bulk and single-serve sizes along with eco-friendly aluminum packaging options. With its innovative, state-of-the-art proprietary electrolysis process, Alkaline88® delivers perfect 8.8 pH balanced alkaline drinking water with trace minerals and electrolytes and boasts our trademarked label ‘Clean Beverage.’ Quickly being recognized as a growing lifestyle brand, Alkaline88® launched A88 Infused™ in 2019 to meet consumer demand for flavor-infused products. A88 Infused™ flavored water is available in six unique all-natural flavors, with new flavors coming soon. Additionally, in 2020, the Company launched A88 Infused Beverage Division Inc., which includes the Company’s CBD water and flavor-infused water. For the Company’s topical and ingestible offerings, A88 Infused Products Inc. includes both the Company’s lab-tested full-spectrum hemp salves, balms, lotions, essential oils, and bath salts, along with broad-spectrum hemp, powder packs, oil tinctures, capsules, and gummies, under the brand name "A88CBD™". Our hemp-derived CBD products are produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

Our bottled alkaline water product is presently available in over 75,000 stores in all 50 states, the District of Columbia, the Caribbean and in Mexico. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, and Midwest region. Combined, they service over 16,000 customers in five states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw’s, Raley’s, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our CBD products are presently available for purchase on our E-commerce websites, www.a88cbd.com and www.a88hemp.com, in addition to a growing number of brick-and-mortar retail locations.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company for our alkaline bottled water products. It has entered into co-packing agreements with eight different bottling companies located in Virginia, Georgia, California, Texas, Nevada, and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $14.0 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc. Smurfit, and Goodpac.

A88 Infused Beverage Division, Inc.

In August 2018, we formed A88 Infused Beverage Division, Inc., or "A88 Infused," a Nevada corporation and a wholly owned subsidiary of our company. A88 Infused's focus is brand extension and product innovations in the wellness water category. We formed A88 Infused to meet what we believe is increasing consumer demand for enhanced and functional (value-added) beverages. We expect A88 Infused to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space. Our first infused waters products were launched in 2019 and consist of A88 Infused's flavored water products, which are now available in Blood Orange, Lemon, Lemon-Lime, Peach Mango, Watermelon and Raspberry. They are produced in Waco Texas at Waco Bottling.  Currently A88 Infused's flavored water products are on thousands of shelves nationwide  in many of the same retailers that carry our flagship brand Alklain88 including,  99 Cent Only, Albertson (Randalls, Safeway), Associated Foods, Associated Wholesale Grocers, B&G Wholesale, Gelson’s Market, HEB, HY-VEE, Ingles, Save A Lot Super Store Industries, Supervalu, Wakefern, and national distributors UNFI and KEHE.

A88 Infused Products, Inc.

In September 2019, we formed A88 Infused Products, Inc., or “A88 Products,” a Nevada corporation and a wholly‑owned subsidiary of our company. A88 Product's focus is brand extension and product innovations in the CBD infused products category, which include ingestibles and topical products. For its ingestibles line, the A88™ Infused Beverage Division Inc. currently produces CBD infused tinctures, gummies, fruit chews and capsules, and will produce CBD infused drinks, beverage shots, and powder packs. For its topicals line, A88™ Infused Products Inc. currently produces salves, balms, lotions, bath bombs, essential oils, and bath-salt all made with lab-tested full-spectrum hemp. We formed A88 Products to meet what we believe is increasing consumer demand for a variety of CBD infused wellness products. We expect A88 Products to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the space.  On February 20, 2020, A88 Products began selling its line of CBD infused topical products through ecommerce at www.a88cbd.com.  Currently, all of A88 Products’ CBD products are available for purchase on its E-commerce websites, www.a88cbd.com and www.a88hemp.com, various third-party ecommerce sites, and a growing number of brick and mortar retail locations throughout the United States. As of the date of this annual report, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for four hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use.  In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit A88 Infused to market hemp extract in water without food additive approval, we expect to produce and sell A88CBD water  as still water in bottles. We may also decide to market Soothe™ in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA's GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract. We expect to produce A88CBD water as a low calorie or no calorie, hemp extract-infused water in three flavors and 5 functional formulas (Relax, Revive, Recover etc.). We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

Cash Flows

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs, however, we believe cash on hand, plus anticipated warrant exercises, our line of credit, and the Sales Agreement will adequately fund our operations and capital needs for the next 12 months. Our ability to continue as a going concern is dependent on our company obtaining additional capital to fund operating losses until we become profitable. If we are unable to obtain additional capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Years Ended March 31, 2021 and March 31, 2020

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2021 and March 31, 2020 which are included herein:

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Revenue	$46,069,121	$38,429,505
Cost of Goods Sold	29,622,361	25,306,324
Gross profit	16,446,760	13,123,181
Net Loss (after operating expenses and other expenses)	(16,409,520)	(14,826,821)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2021 of $46,069,121 as compared to $38,429,505 for the year ended March 31, 2020, an increase of 20%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms,  Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and  Brookshire's.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2021, we had cost of goods sold of $29,622,361, or 64% of net sales, as compared to cost of goods sold of $25,306,324, or 66% of net sales, for the year ended March 31, 2020. The decrease in cost of goods sold as a percentage of net sales compared to the same period last year was due primarily due to the decreased raw materials costs.

Expenses

Our operating expenses for the years ended March 31, 2021 and March 31, 2020 are as follows:

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Sales and marketing expenses	$16,420,520	$16,354,704
General and administrative expenses	15,860,147	11,146,540
Total operating expenses	$32,280,667	$27,501,244

During the year ended March 31, 2021, our total operating expenses were $32,280,667 as compared to $27,501,244 for the year ended March 31, 2020. General and administrative expenses increased by approximately $4.6 million primarily resulting from an approximately $1.8 million increase in professional fees, approximately $2.3 million increase in non-cash stock compensation and approximately $0.8 million increase in wage and related expenses.

For the year ended March 31, 2021, the total of approximately $15.8 million of general and administrative expenses consisted primarily of approximately $7.7 million of professional fees, media fees and legal fees, approximately $3.1 million in wage expense and approximately $3.3 million in stock compensation expense, relating to stock option expense and stock expense relating to endorsement.

For the year ended March 31, 2020, the total of approximately $11.1 million of general and administrative expenses consisted primarily of approximately $5.8 million of professional fees, media fees and legal fees, approximately $2.2 million in wage expense and approximately $1.7 million in stock compensation expense, relating to stock option expense and stock expense relating to endorsement.

Liquidity and Capital Resources

Working Capital

	At March 31, 2021	At March 31, 2020
Current assets	$24,830,609	$14,183,215
Current liabilities	13,244,041	13,983,663
Working capital	$10,307,218	$199,552

Current Assets

Current assets as of March 31, 2021 and March 31, 2020 primarily relate to $9,130,956 and $4,561,682 in cash which increased mainly due to the approximately $10 million of net proceeds from a private placement in March 2021; $8,458,176 and $4,917,081 in accounts receivable due to increased days outstanding due to COVID-19; and $4,407,720 and $2,919,860 in inventory, resulting from additional inventory relating to support increased sales.

Current Liabilities

Current liabilities as of March 31, 2021 and March 31, 2020 primarily relate to $7,055,348 and $5,406,541 in accounts payable, revolving financing of $4,324,412 and $7,291,217, and accrued expenses of $1,306,106 and $1,186,516, respectively.

Cash Flow

Our cash flows for the years ended March 31, 2021, and March 31, 2020 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2021	2020
Net Cash used in operating activities	$(14,280,238)	$(13,642,636)
Net Cash used in investing activities	(585,393)	(488,557)
Net Cash provided by financing activities	19,434,905	7,660,424
Net increase (decrease) in cash and cash equivalents	$4,569,274	$(6,470,769)

Operating Activities

Net cash used in operating activities was $14,280,238 for the year ended March 31, 2021, as compared to $13,642,636 used in operating activities for the year ended March 31, 2020.  The increase in net cash used was primarily due to the increase in changes to working capital accounts.

Investing Activities

Net cash used in investing activities was $ 585,393 for the year ended March 31, 2021, as compared to $488,557 used in investing activities for the year ended March 31, 2019. The increase in net cash used was due to increase of purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2021 was $19,434,905, as compared to $7,660,424 for the year ended March 31, 2020. The increase in net cash provided by financing activities was due to proceeds from the sale of common stock and exercise of warrants.

Cash Requirements

We believe cash on hand, plus anticipated warrant exercises, our line of credit and the Sales Agreement will adequately fund our current planned operations and capital needs for the next 12 months. However, if our current plans change or are accelerated or we choose increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Alkaline Water Company Inc. (the Company) as of March 31, 2021 and 2020, and the related statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated sufficient revenues to cover the operating costs as of March 31, 2021, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Promotional Allowances – Refer to Note 1 to the financial statements

Critical Audit Matter Description

We identified promotional allowances as a critical audit matter because of the extent and subjective nature of management judgment required with respect to estimating consumer and distributor participation and retail customer promotional claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over promotional allowances, with respect to management’s judgment regarding levels of consumer and distributor participation and retail customer promotional claims, included the following, among others:

  We selected a sample of promotional allowances recorded for specific distributors and retail customers and (1) developed an expectation of the accrual using current-year claim and payment data, and/or (2) vouched known claim submissions, unpaid as of period-end, to underlying supporting documentation.
  We tested the promotional expenditure amount recorded as a reduction to net sales and assessed the reasonableness of management’s estimate by developing an expectation of the amount, based on historical promotional expenditure amounts recorded as a percentage of sales, and compared our expectation to the recorded promotional expenditure amount.
  We performed inquiries with the Company’s sales and marketing personnel to corroborate our understanding of new and existing promotional programs that may alter the relationship between gross billings and promotional allowances, as such programs are considered by management when estimating future promotional claims.
  We evaluated management’s ability to estimate promotional allowances by comparing the actual promotional allowances subsequently paid to the original estimates of management.

/s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2019
Basking Ridge, NJ
June 2, 2021

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS
Current assets
Cash	$9,130,956	$4,561,682
Accounts receivable, net	8,458,176	4,917,081
Inventory	4,407,720	2,919,860
Prepaid expenses	1,037,961	1,697,199
Operating lease right-of-use asset - current portion	236,446	87,393

Total current assets	23,271,259	14,183,215

Fixed assets - net	1,010,183	1,422,581
Operating lease right-of-use asset	269,167	-

Total assets	$24,550,609	$15,605,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,055,348	$5,406,541
Accrued expenses	1,306,106	1,186,516
Revolving financing	4,324,412	7,291,217
PPP loan payable	328,570	-
Operating lease liability - current portion	229,605	99,389

Total current liabilities	13,244,041	13,983,663

Operating lease liability	292,582	-

Total liabilities	13,536,623	13,983,663

Commitments and contingencies (Note 10)

Stockholders' equity

Preferred stock, $0.001 par value, 100,000,000 shares authorized, nil issued and outstanding on March 31, 2021 and 3,400,000 Series D issued and outstanding on March 31, 2020	-	3,400
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 87,465,178 and 45,585,592 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	87,464	45,585
Additional paid in capital	80,857,742	54,094,848
Stock Payable	-	1,000,000
Accumulated deficit	(69,931,220)	(53,521,700)

Total stockholders' equity	11,013,986	1,622,133

Total liabilities and stockholders' equity	$24,550,609	$15,605,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	March 31, 2021	March 31, 2020

Revenue	$46,609,121	$38,429,505

Cost of Goods Sold	29,622,361	25,306,324

Gross Profit	16,446,760	13,123,181

Operating expenses
Sales and marketing expenses	16,420,520	16,354,704
General and administrative	15,860,147	11,146,540

Total operating expenses	32,280,667	27,501,244

Total operating loss	(15,833,907)	(14,378,063)

Other expense
Interest expense	(575,613)	(448,758)

Total other expense	(575,613)	(448,758)

Net loss	$(16,409,520)	$(14,826,821)

LOSS PER SHARE (Basic and Diluted)	$(0.24)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	69,502,652	43,016,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional		Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Stock Payable	Deficit	Total

Balance, March 31, 2019	5,300,000	$5,300	39,573,512	$39,573	$50,006,919	$-	$(38,694,879)	$11,356,913

Preferred Stock Conversion	(1,900,000)	(1,900)	1,900,000	1,900				-

Common shares issued upon exercise of warrants			3,974,000	3,974	2,496,512			2,500,486

Stock Compensation expense					1,591,555			1,591,555

Stock Option exercise			138,080	138	(138)			-

Stock Payable						1,000,000		1,000,000

Net (loss)							(14,826,821)	(14,826,821)

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$(53,521,700)	$1,622,133

Preferred Stock Conversion	(3,400,000)	(3,400)	3,400,000	3,400				-

Common shares issued in connection with offerings			23,717,818	23,717	15,875,828	(1,000,000)		14,899,545

Common shares issued upon exercise of warrants			13,293,728	13,294	7,101,592			7,114,886

Common shares issued to non-employees and employees			1,115,801	1,116	1,324,181			1,325,297

Stock Compensation expense					2,400,165			2,400,165

Stock Option exercise			352,239	352	61,128			61,480

Net (loss)							(16,409,520)	(16,409,520)

Balance, March 31, 2021	-	$-	87,465,178	$87,464	$80,857,742	$-	$(69,931,220)	$11,013,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,409,520)	$(14,826,821)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	997,791	1,011,241
Stock compensation expense	3,725,463	1,591,555
Right-of-use asset amortization	4,578	11,996
Changes in operating assets and liabilities:
Accounts receivable	(3,541,095)	(1,848,900)
Inventory	(1,487,860)	(861,848)
Prepaid expenses and other current assets	659,238	(1,318,500)
Accounts payable	1,648,807	2,507,583
Accrued expenses	122,360	91,058

NET CASH USED IN OPERATING ACTIVITIES	(14,280,238)	(13,642,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(585,393)	(488,557)

CASH USED IN INVESTING ACTIVITIES	(585,393)	(488,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing	(2,966,805)	4,159,938
Proceeds from promissory note payable	325,800	-
Proceeds from sale of common stock, net	14,899,545	-
Proceeds from stock payable	-	1,000,000
Proceeds for the exercise of warrants, net	7,114,886	2,500,486
Proceeds for the exercise of stock options	61,479	-

CASH PROVIDED BY FINANCING ACTIVITIES	19,434,905	7,660,424

NET CHANGE IN CASH	4,569,274	(6,470,769)

CASH AT BEGINNING OF PERIOD	4,561,682	11,032,451

CASH AT END OF PERIOD	$9,130,956	$4,561,682

INTEREST PAID	$526,724	$350,327

TAXES PAID	$-	$-

SUPPLEMENTAL DISCLOSURE of NON-CASH INVESTING and FINANCING ACTIVITIES

OPERATING LEASE RIGHT OF USE ASSET	$646,550	$-

OPERATING LEASE LIABILITY	$653,827	$-

ISSUANCE OF COMMON SHARES TO SETTLE STOCK PAYABLE	$1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 2,-liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. In addition to its bottled alkaline water, the Company also offers retail consumers flavor infused bottled water in the 500-milliliter size in six flavors: Raspberry, Watermelon, Lemon, Lemon Lime, Peach Mango and Blood Orange. The Company recently introduced and began selling hemp-derived CBD topical and ingestible products under the brand name "A88CBD™". Our hemp-derived CBD products are produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney's client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $9,130,956 and $4,561,682 in cash at March 31, 2021 and March 31, 2020, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2021 and 2020:

	2021	2020
Trade receivables, net	$8,798,176	$4,957,081
Less: Allowance for doubtful accounts	(340,000)	(40,000)
Net accounts receivable	$8,458,176	$4,917,081

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

As of March 31, 2021 and 2020, inventory consisted of the following:

	2021	2020
Raw materials	$3,055,951	$1,788,868
Finished goods	1,351,769	1,130,992
Total inventory	$4,407,720	$2,919,860

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2021 and 2020 were $770,856 and $303,346 respectively

Revenue Recognition

We recognize revenue when our performance obligations are satisfied. Our primary performance obligation (the distribution and sale of beverage products) is satisfied upon the delivery of products to our customers, which is also when control is transferred. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods. The Company provides credit to its customers which typically requires payment within 30 days. As an incentive to pay early the Company also typically provides a 2% discount if the customer pays within 10 days. The Company estimates the amount of the discount that the customer is likely to take and records it as reduction in revenue. The amounts are not considered material. The Company’s bottled water product represents substantially all revenue for all periods presented.

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and less certain other discounts and allowances. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $7,432,077 and $5,799,766 for the years ended March 31, 2021 and 2020, respectively.

Concentration Risks

We have 3 major customers that together account for 41% (16%, 13% and 12%, respectively) of accounts receivable at March 31, 2021, and 2 customers that together account for 40% (23% and 17%, respectively) of the total revenues earned for the year ended March 31, 2021.The Company has 3 vendors that accounted for 56% (25%, 20%, and 11% respectively) of purchases for the year ended March 31, 2021.

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

For the year ended March 31, 2021, and 2020, respectively, the Company had 6,259,567 shares relating to options and no shares relating to options, 6,889,680 shares relating to warrants and no shares relating to warrants and no shares relating to convertible preferred shares that were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of March 31, 2021 and 2020, the company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Correction of Previously Issued Financial Statements

The accompanying consolidated statement of operations for the year ended March 31, 2020 has been corrected for the following: a reclassification of depreciation expense of $1,003,450 to cost of goods sold related to assets utilized in the production of inventory and an adjustment to reclassify Sales and marketing expenses of $2,712,938 as a reduction of Revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received.  The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole.  As a result of the correction, Cost of Goods Sold increased from $24,302,874 to $25,306,324 with a corresponding decrease of Gross Profit from $16,839,569 to $13,123,181.  The correction had no impact on Total operating loss and Net loss.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2020.

The Company adopted ASC 842 on April 1, 2019 which requires lessees to recognize right-of-use ("ROU") asset and lease liability for all leases. The Company elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs. The adoption resulted in a lease liability of approximately $185,510 and a right of use asset of approximately $165,699. The Company's undiscounted minimum lease commitments under its operating leases are disclosed in Note 8.

The Company adopted ASU 2018-07, "Improvements to Nonemployee Share-Base Payment Accounting" on April 1, 2019. The Company did not issue any of its shares to nonemployees in exchange for goods or services during the year ended March 31, 2020.

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

NOTE 2 - CASH FLOWS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2021 of ($69,931,220). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs. There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.  However, the Company believes that with cash on hand, anticipated warrant exercises and our line of credit will adequately fund our operations and capital needs for the next 12 months.

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2021	March 31, 2020
Machinery and Equipment	$4,812,344	$4,249,398
Office Equipment	55,439	32,992
Less: Accumulated Depreciation	(3,857,600)	(2,859,809)
Fixed Assets, net	$1,010,183	$1,422,581

Depreciation expense for the years ended March 31, 2021 and March 2020 was $997,791 (of which $986,428 was part of cost of goods sold and $11,364 was part of general and administrative expenses) and $1,011,241 (of which $1,003,240 was part of cost of goods sold and $7,791 was part of general and administrative expense), respectively.

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears.  The interest rate as of March 31, 2021 was 7.0%

To secure the payment and performance of the obligations under the Credit Agreement, we granted to SCM a continuing security interest in all of our assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for our company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company received a waiver of its loan turnover rate covenant, which was not met, from its Lender to ensure it remained in compliance as of March 31, 2021.

NOTE 5 - PAYCHECK PROTECTION PROGRAM LOAN

On April 29, 2020, Alkaline 88, LLC (the "Borrower"), a wholly owned subsidiary of the Company, signed a promissory note with MidFirst Bank (the "Lender") in the amount of $325,800, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The promissory note issued by Borrower, matures on April 29, 2022, and bears interest at a rate of 1% per annum.  Borrower shall pay principal plus interest accrued under the promissory note in 18 equal monthly installments beginning on October 29, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses. Under the terms of the PPP, the Company expects the entire balance of the Loan to be forgiven since it was entirely used for qualifying expenses as described in the CARES Act.

NOTE 6 - STOCKHOLDERS' EQUITY

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

Effective as of April 1, 2020, the Company issued an aggregate of 3,400,000 shares of our common stock upon conversion of an aggregate of 3,400,000 shares of our Series D Preferred Stock without the payment of any additional consideration. Of the 3,400,000 shares that the Company issued, 1,500,000 shares were issued to Richard A. Wright, our president, chief executive officer and director, 1,000,000 shares were issued to David A. Guarino, our treasurer, secretary, chief financial officer, and director and 900,000 shares were issued to three other individuals.

Common Stock

Private Placement

On March 18, 2020, the Company received $1 million of the $3.9 million private placement that the Company completed on April 17, 2020 (see below).  Since the private placement was not completed by March 31, 2020, the Company had $1 million in stock payable on March 31, 2020.

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

On May 11, 2020, the Company completed a private placement of 4,444,440 subscription receipts at a price of $0.45 per subscription receipt for total gross proceeds of $1,999,998, which is being held in escrow until the subscription receipts are converted into common shares. To convert these subscription receipts to common shares in the Company and thereby satisfy the escrow condition, the Company needs the approval of its shareholders by July 15, 2020, or the funds held in escrow will be refunded to the subscribers. On July 14, 2020, after receiving the Shareholder Approval, the Company issued 4,444,440 units pursuant to the foregoing private placement completed on May 11, 2020. Accordingly, gross proceeds of $1,999,998, previously held in escrow, have been released to our company. Each unit consists of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock until May 11, 2023, at a price of $0.55 per share. In the event that our common stock has a closing price on the TSX Venture Exchange (or such other exchange on which our common stock may be traded at such time) of $1.75 or greater per share for a period of 20 consecutive trading days at any time from the closing date of the private placement, the Company may accelerate the expiry date of the warrants by giving notice to the holders thereof (by disseminating a news release advising of the acceleration of the expiry date of the warrants) and, in such case, the warrants will expire on the thirtieth day after the date of such notice. The proceeds of the private placement are expected to be used to fund our company's general working capital and expansion of production capacity. Of the 4,444,440 units the Company issued: (i) 444,443 units were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended to three investors, each of who is an "accredited investor" within the meaning ascribed to that term in Regulation D promulgated under the Securities Act of 1933, as amended; and (ii) 3,999,997 units were issued to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with the private placement, the Company agreed with each subscriber who purchased these subscription receipts to prepare and file a registration statement with respect to (i) the shares of our common stock comprising these subscription receipts and (ii) the shares of our common stock issuable upon exercise of the share purchase warrants comprising these subscription receipts with the Securities and Exchange Commission within 30 days following the satisfaction of the Release Condition and agreed to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission as soon as possible.  The Company filed the foregoing registration statement on Form S-3 with the SEC on May 27, 2020, and the registration statement was declared effective by the SEC on June 8, 2020.

On March 1, 2021, we completed a private placement of 9,523,378 units of our securities at a price of US$1.05 per unit for gross proceeds of US$9,999,546.90. Each Unit is comprised of one share of our common stock, one-half of one Class A common share purchase warrant (each whole Class A common share purchase warrant, a "Class A Warrant") and one-half of one Class B common share purchase warrant (each whole Class B common share purchase warrant, a "Class B Warrant").  Each Class A Warrant will entitle the holder thereof to acquire one Share (each, a "Warrant Share") at $1.25 per Warrant Share for a period commencing on the date of the closing of the Offering (the "Closing Date") and ending three (3) years following the Closing Date.  Each Class B Warrant will entitle the holder thereof to acquire one Warrant Share at $1.25 per Warrant Share for a period commencing six (6) months and one day after the Closing Date and ending three (3) years following the Closing Date.

Share Issuance

In the year ended March 31, 2020, the Company did not issue any common stock for services. However, the Company accrued $81,117 in the year ended March 31, 2020, based on the market value of the common stock of the Company on the date as March 31, 2020, under an agreement that obligates the Company to issue 276,167 shares to consultants for services rendered of which approximately 247,167 shares were earned in the year ended March 31, 2020, and approximately 29,000 shares were earned in the year ended March 31, 2019.

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

Effective as of July 17, 2020, August 28, 2020, September 23,2020, October 16, 2020, November 18, 2020, December 16, 2020, January 14, 2021, February 22, 2021, and March 23, 2021, the Company issued 18,779 shares, 53,256 shares, 28,985 shares, 24,844 shares, 35,398 shares, 37,735 shares, 37,037 shares, 28,169 shares, and 34,482 shares, respectively of our common stock to non-employees in consideration for services to be rendered to our company. The total fair value of the shares is $40,000, $91,600, $40,000, $40,000, $40,000, $40,000, $40,000, $40,000, and $40,000 respectively based upon the $2.13, $1.72, $1.38, $1.61, $1.13, $1.06, $1.08, $1.42, and $1.16 per share closing price of the Company's common stock on the NASDAQ stock exchange on July 17, 2020, August 28, 2020, September 23, 2020, October 16, 2020, November 19, 2020, December 18, 2020, January 14, 2021, February 22, 2021, and March 23, 2021. These shares were issues pursuant to a consulting agreement dated June 15, 2020, whereby the Company engaged an entity to perform consulting services for the Company for a period of one year.  The Company agreed to pay a retainer in the amount of $40,000 per month, for a total of $480,000 to be paid in the form of the common stock of the Company, which shares are to be issued monthly.  This agreement was terminated in April 2021.

Effective as of January 14, 2021, the Company issued an aggregate of 205,000 shares of our common stock to an non-employee in consideration for services rendered to our Company. The total fair value of the shares is $221,400 based on the $1.08 per share closing price of the Company's common stock on the NASDAQ stock exchange on January 14, 2021.

Restricted Awards

On April 30, 2020, the Company granted awards of an aggregate of 1,065,000 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to certain directors, officers, employees, and consultants.  Of these shares, 645,000 vest on the one-year anniversary of the grant date, 200,000 vest as to 50% on the one-year anniversary of the grant date and 50% vest on the second-year anniversary of the grant date, 165,000 vest as to one-third on each anniversary of the grant date and 55,000 vest immediately. On April 30, 2020, the Company issued the immediately vested awards, 35,000 to a non-employee, and 20,000 to an employee. The grantees have no rights or privileges as stockholders of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares. Of these restricted awards granted on April 30, 2020, an award of 200,000 shares of our common stock went to Richard Wright, our president, chief executive officer and director, and an award of 100,000 shares of our common stock went to David Guarino, our chief financial officer, secretary, treasurer, and director. The Company granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vest on the one-year anniversary of the grant date. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares. The total fair value of the 1,065,000 shares of the Company's common stock granted as "restricted awards" is $1,065,000, based upon the $1.00 per share closing price of the Company's common stock on the NASDAQ stock exchange on April 29, 2020.

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

On March 31, 2021, the Company granted awards of an aggregate of 565,000 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to certain directors, officers, employees, and consultants.  These shares vest on the one-year anniversary of the grant date. The grantees have no rights or privileges as stockholders of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares. Of these restricted awards granted on April 30, 2020, an award of 150,000 shares of our common stock went to Richard Wright, our president, chief executive officer and director, and an award of 100,000 shares of our common stock went to David Guarino, our chief financial officer, secretary, treasurer, and director. The Company granted these shares as "restricted awards" under our 2020 Equity Incentive Plan.

The Company's total stock compensation expense on account of the 1,065,000 shares of its common stock granted on April 30, 2020, the 20,000 shares of its common stock granted on August 27, 2020, and the 565,000 shares of its common stock granted on March 31, 2021, as "restricted awards" for the year ended March 31, 2021, was $828,967. Additional expense will be recognized in the next 3 fiscal years of $818,067, $56,800, and $7,417, respectively.

During October 2020, the Company issued 50,000 shares of our common stock to an employee upon his exercise of vested restricted awards under our 2020 Equity Incentive Plan.

NOTE 7 - OPTIONS AND WARRANTS

Stock Option Plans

Effective October 7, 2013, our board of directors adopted and approved our 2013 equity incentive plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended our 2013 equity incentive plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company's long-range success; (b) provide incentives that align the interests of employees, consultants, and directors with those of the stockholders of our company; and (c) promote the success of our company's business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 35,000,000 shares to 700,000 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 700,000 to 7,700,000. The plan enabled us to grant awards of a maximum of 7,700,000 shares of our stock and awards that may be granted under the plan included incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

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

Effective February 28, 2020, our board of directors adopted and approved our 2020 equity incentive plan, pursuant to which we may grant stock options to acquire up to a maximum of 9,000,000 shares of our common stock and non-stock option awards to acquire up to a maximum of 1,650,000 shares of our common stock. The plan was approved by a majority of our stockholders on March 30, 2020. The purpose of our 2020 equity incentive plan is to: (i) enable our company and any affiliate of our company to attract and retain the types of employees, consultants, directors and such other persons as the plan administrator may select who will contribute to our company's long range success; (ii) provide incentives that align the interests of employees, consultants, directors and such other persons as the plan administrator may select with those of our company's stockholders; and (iii) promote the success of our company's business. Under the plan, either stock options or non-stock option awards may be granted. Non-stock option awards mean a right granted to an award recipient under the plan, which may include the grant of stock appreciation rights, restricted awards, performance compensation awards or other equity-based awards.

Issuance of Options

Effective April 28, 2017, we granted a total of 1,790,000 stock options to our directors, officers, consultants, employees. The stock options are exercisable at the exercise price of $1.29 per share for a period of ten years from the date of grant. 360,000 of the stock options vest as follows: (i) 120,000 upon the date of grant; and (ii) 120,000 on each anniversary date of grant for 2 years. 1,430,000 of the stock options vest as follows: (i) 357,500 upon the date of grant; and (ii) 357,500 on each anniversary date of grant for 3 years. We granted the stock options to 12 U.S. Persons and 3 non-U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing securities we relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933. During the years ended March 31, 2020, and March 31, 2019, a total of 239,000 and 161,100 options were exercised, respectively, all on a cashless exercise basis.

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

On April 3, 2020, the Company granted an aggregate of 2,737,000 stock options to certain directors, officers, consultants and employees for the purchase of up to 2,737,000 shares of our common stock pursuant to our 2018 Stock Option Plan. Each stock option is exercisable at a price of $0.53 per share until April 2, 2030. Of these stock options, 1,217,000 vest as to 50% on the grant date and 50% on the one-year anniversary of the grant date, 640,000 vest as to one-third on the grant date and one-third on each anniversary of the grant date and 880,000 vest as to one-third on each anniversary of the grant date. Of these options, 250,000 were granted to Richard A. Wright, our president, chief executive officer and director, and 150,000 were granted to David A. Guarino, our chief financial officer, secretary, treasurer, and director. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030.  The stock options vest as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of each of the 2,737,000 stock options issued was calculated as $0.53 per share, which was the Black-Scholes valuation as of the grant date, corresponding to a total fair value of $1,450,610 for these options.  .  In connection with the above grant, the Company repriced a total of 600,900 stock options originally issued on April 28, 2017, from their original exercise price of $1.29 to $0.53, resulting in an additional stock compensation expense of $42,664.

Effective August 10, 2020, we granted 125,000 stock options to the new employee issued restricted shares above with an exercise price of $1.71 per share.  These options vest one-third on each anniversary of the grant date. The fair value of these 125,000 stock options issues was calculated at $1.57 per share, which was the Black-Scholes valuation (using the exercise price of $1.57, 10 years to maturity, annual risk-free interest rate of 0.6% and annualized volatility of 107%) as of the date of grant, corresponding to a total fair value of $185,625 for these options.

Effective November 18, 2020, the Company granted 45,000 stock options to the new employee issued restricted shares above with an exercise price of $1.09 per share.  These options vest one-third on each anniversary of the grant date. The fair value of these 45,000 stock options issues was calculated at $1.03 per share, which was the Black-Scholes valuation (using the exercise price of $1.09, 10 years to maturity, annual risk-free interest rate of 0.6% and annualized volatility of 121%) as of the date of grant, corresponding to a total fair value of $46,350 for these options.

Effective March 31, 2021, the Company granted an aggregate of  1,990,000 stock options to certain directors, officers, consultants and employees for the purchase of up to 1,990,000 shares of our common stock pursuant to our 2018 Stock Option Plan. Each stock option is exercisable at a price of $$1.09 per share until March 31, 2031. Of these stock options, 1,060,000 vest as to 50% on the grant date and 50% on the one-year anniversary of the grant date and the remaining amount of 930,000 options vest one-half on the first anniversary date and one-half on the second anniversary date. Of these options, 250,000 were granted to Richard A. Wright, our president, chief executive officer and director, and 200,000 were granted to David A. Guarino, our chief financial officer, secretary, treasurer, and director. These stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031.  The stock options vest as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of each of the 1,990,000 stock options issued was calculated as $1.07 per share, which was the Black-Scholes valuation as of the grant date, corresponding to a total fair value of $2,129,300 for these options.

The Company's total stock compensation expense for the year-ended March 31, 2021, relating to stock option grants was $1,621,199. Additional stock compensation expense will be recognized in fiscal years 2022, 2023 and 2024 of $1,679,627, $484,477, and $49,661, respectively

Exercise of Options

Effective as of April 29, 2020, the Company issued an aggregate of 116,000 shares of our common stock upon exercise of stock options for gross proceeds of $61,480.

Effective as of July 9, 2020 the Company issued an aggregate of 188,081 shares of our common stock upon a cash-less exercise of stock options.

Effective as of August 4, 2020 the Company issued an aggregate of 48,158 shares of our common stock upon a cash-less exercise of stock options.

Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2019	2,272,900	$1.09	4.5
Granted	-	-	-
Exercised	(239,000)	0.89	3.5
Expired/Forfeited	-	-	-
Outstanding at March 31, 2020	2,033,900	1.11	3.5
Granted	4,897,000	1.09	10.0
Exercised	(506,000)	0.76	3.7
Expired/Forfeited	(165,333)	0.57	7.7
Outstanding at March 31, 2021	6,259,567	0.83	7.7
Exercisable at March 31, 2021	2,908,233	0.84	5.6

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

Effective as of July 28, 2020, the Company issued an aggregate of 81,400 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CAD$2.90 per share for aggregate gross proceeds of $172,521.

Effective as of August 5, 2020, the Company issued an aggregate of 7,999 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of CAD$2.90 per share for aggregate gross proceeds of $16,802.

Effective as of August 14, 2020, the Company issued an aggregate of 8,750,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.50 per share for aggregate gross proceeds of $4,375,000.

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

The following is a summary of the status of all of our warrants as of March 31, 2021, and changes during the years ended on that date:

			Weighted-
	Number		Average
	of Warrants		Exercise Price
Outstanding at March 31, 2019	6,188,222		1.16
Granted	0		-
Exercised	(3,974,000)		0.63
Cancelled or Expired	(127,733)		5.78
Outstanding at March 31, 2020	2,086,489		1.80
Granted	23,717,818		3.00
Exercised	(13,293,728)		2.58
Cancelled or Expired	(1,709,424)		2.29
Outstanding at March 31, 2021	10,801,15	5	2.90
Warrants exercisable at March 31, 2021	6,039,466		3.00

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2021:

STOCK WARRANTS OUTSTANDING

	Number of	Weighted-Average
	Warrants	Remaining Contractual
Exercise Price	Outstanding	Life in Years
$0.50	1,000,000	2.05
$0.55	277,777	2.29
$1.25	9,953,378	2.92

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at March 31, 2021 and 2020:

	2021	2020
Deferred income tax assets:	$11,700,000	$8,680,000
Valuation allowance	(11,700,000)	(8,680,000)
Net total	$-	$-

At March 31, 2021, the Company had net operating loss carryforwards of approximately $47 million and net operating loss carryforwards expire in 2023 through 2037. The current year's net operating loss will carryforward indefinitely.

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

The current income tax benefit of $3,020,000 generated for the year ended March 31, 2021 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2021 and 2020:

	2021	2020

Effective Tax Rate Reconciliation:

Federal statutory tax rate	21%	21%
State taxes, net of federal benefit	0%	0%
Change in valuation allowance	(21%)	(21%)
Effective Tax Rate	0%	0%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2021 and 2020 the Company has no unrecognized uncertain tax positions, including interest and penalties.

The Company's federal income tax returns for tax years ended March 31, 2018 and beyond remain subject to examination by the Internal Revenue Service. The returns for Arizona, the Company's most significant state tax jurisdiction, remain subject to examination by the Arizona Department of Revenue for tax years ended March 31, 2017 and beyond.

NOTE 9 - LEASES

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

As of November 1, 2020, the company entered into a lease for 2,390 square feet of corporate office space from a third party through January 2024 at a rate of $5,280 per month for the first twelve months starting January 2021, then at a rate of $5,377 for the next 12 months, and $5,497 for the final 13 months of the lease. The Company determined this lease was an operating lease under ASC 842 and using an interest rate of 7%, the Company determined that the ROU for this lease was $177,629 and the lease liability for this lease was $177,629, at inception of this lease, respectively

At inception the ROU and Lease Liability was calculated based on the net present value of the future lease payments over the term of the lease. When available, the Company uses the rate implicit in the lease discount payments as the incremental borrowing rate to calculate the net present value; however, the rate implicit in the lease is not readily determinable for our corporate office lease. In this case, the Company estimated its incremental borrowing rate as the interest rate it could borrow an amount equal to the lease payments over a similar term, with similar collateral as the lease, and in a similar economic environment. The Company estimated its rate using available evidence such as rates imposed by third-party lenders to the Company in recent financings or observable risk-free interest rate and credit spreads for commercial debt of a similar duration, with credit spreads correlating to the Company's estimated creditworthiness.

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

Operating Lease expense for the year ended March 31, 2021 was $235,167.

Operating Leases:
March 31, 2021
Operating lease right-of-use asset - current portion	$236,446
Operating lease right-of-use asset - non-current portion	269,167

Total Operating lease right-of-use asset	$505,613

Operating lease liability - current portion	$229,605
Operating lease liability - non-current portion	292,582

Total Operating lease liability	$522,187

Weighted average remaining lease term (in years):
Operating leases	1.17

Weighted average discount rate:
Operating leases	7%

Maturities of undiscounted lease liabilities as of March 31, 2021 are as follows:

Operating Leases
Year ending March 31, 2022 - 259,821 Year ending March 31, 2023 - 191,379 Year ending March 31, 2024 - 119,150	119,150
Total lease payments	570,349
Less: Imputed interest	(48,162)
Total lease obligations	522,187

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

On April 15, 2021, we issued an aggregate of 38,834 shares of our common stock in consideration for services rendered to our company. We issued these shares to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

On May 12, 2021, The Company entered into an Endorsement Agreement (the "Endorsement Agreement"), with ABG-Shaq, LLC ("ABG-Shaq"), an entity affiliated with Shaquille O'Neal, for the personal services of Mr. O'Neal. Mr. O'Neal was also appointed to the Company's Advisory Board.

Pursuant to the Endorsement Agreement, the Company received the right and license to use Mr. O'Neal's name, nickname, initials, autograph, voice, video or film portrayals, photograph, likeness and certain other intellectual property rights, in each case, solely as approved by ABG-Shaq, in connection with the advertising, promotion and sale of the Company's branded products. Mr. O'Neal will also provide brand ambassador services related to appearances, social media and public relations matters.

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3,000,000 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. In addition, the Company agreed to grant 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022 and May 1, 2023.  The term of the Endorsement Agreement ends on May 1, 2024. The Endorsement Agreement also includes customary exclusivity, termination and indemnification clauses.

On June 14, 2021, we issued an aggregate of 277,777 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for aggregate gross proceeds of $152,777.35. We issued these shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

On June 15, 2021, we issued an aggregate of 1,000,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.50 per share for aggregate gross proceeds of $500,000. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021 and that there were material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses:

(1)	We had inadequate segregation of duties over both financial reporting and closing activities.

(2)	We had inadequate resources in the accounting department.

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

Remediation

In response to the material weaknesses discussed above, we are working on implementing a new integrated ERP system and have hired additional accounting personnel. Once the ERP system in implemented in the second quarter of fiscal year 2022, we plan to engage a third-party consultant to develop a comprehensive control framework using the ERP and to document our internal controls based on the implementation of the ERP system.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Positions Held with Our Company	Age	Date First Elected or Appointed
Richard A. Wright	President, Chief Executive Officer, Vice-President, Chief Operating Officer, and Director	62	May 31, 2013
David A. Guarino	Chief Financial Officer, Secretary, Treasurer and Director	56	April 28, 2017
Aaron Keay	Chairman of the Board and Director	43	July 22, 2016
Frank Lazaran	Director	64	October 8, 2020
Brian Sudano	Director	56	September 14, 2018

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

Mr. Keay has been the president and managing partner of Inform Capital Partners, a corporate finance advisory and merchant banking firm, from 2008 to present. Mr. Keay was a director of Vivo Cannabis Inc., a company listed on the TSXV Venture Exchange, from September 17, 2015 until June 4, 2019. He was the chairman, chief executive officer and director of Inform Resources Corp., a mining company listed on the TSX Venture Exchange, from August 2010 until July 10, 2014. Mr. Keay was the chief executive officer, president and a director of IDM Mining Ltd. (formerly Revolution Resources), a mining company listed on the Toronto Stock Exchange, from 2009 until January 7, 2015. He was a director of OrganiGram Holdings Inc., an industrial company specializing in the production of condition specific medical marijuana under license from Health Canada listed on the TSX Venture Exchange, from September 14, 2010 until July 17, 2014. Mr. Keay was a director of Plateau Uranium Inc. (formerly, Macusani Yellowcake Inc.), a uranium exploration and development company listed on the TSX Venture Exchange, from April 5, 2013 until September 4, 2014. He was a director of Aftermath Silver Inc. (formerly, Full Metal Zinc Ltd.), a mineral exploration and development company listed on the TSX Venture Exchange, from February 2011 until December 12, 2013. Mr. Keay holds a bachelor of human kinetics from the University of British Columbia.

We believe that Mr. Keay is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experience described above.

Frank Lazaran

Mr. Lazaran has been a director of our company since October 8, 2020. As a 40-year veteran of the retail food industry, Mr. Lazaran brings decades of commercial and c-suite experience in scaling organizations, optimizing operations, and driving innovation in the retail sector. He has a solid track record for delivering operational excellence with balanced growth to companies facing unique challenges and complex situations. He was most recently the Chairman, Chief Executive Officer, and President of Marsh Supermarkets, Inc., a multi-format regional food retailer based in Indianapolis, Indiana. Under his leadership, he led the company through a successful turnaround. Prior to Marsh, Mr. Larazan served as the Chief Executive Officer, President, and Director of Winn-Dixie Stores, Inc., which was a publicly-traded company and one of the largest supermarket chains in the Southeast. He is currently a senior industry partner in the private equity firm, New State Capital, and serves as an advisor to the retail industry through his consulting practice, Galazarano Consulting & Investments.

We believe that Mr. Lazaran is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his business experience described above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2021 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Brian Sudano	1	1	Nil

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

Committees of Board of Directors

Audit Committee

Effective February 22, 2018, our board of directors established an audit committee. The audit committee currently consists of three directors, Aaron Keay, Frank Lazaran and Brian Sudano. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee's primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; oversee our accounting and financial reporting processes and the preparation and auditing of our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that Frank Lazaran, an independent director of our company, qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Stockholders desiring to suggest a candidate for consideration must do so in accordance with our bylaws and applicable securities laws, and should send a letter to our Chief Financial Officer at our principal office located at 8541 E. Anderson Drive, Suite 100, Arizona 85255 U.S.A. Candidates recommended by our stockholders will be considered in the same manner as other candidates.

Compensation Committee

Our board of directors has a compensation committee comprised of Aaron Keay and Frank Lazaran. Our compensation committee has the following authority and responsibilities:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2021

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2021; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2021,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2021 and 2020 are set out in the following summary compensation table:

Summary Compensation Table - Years ended March 31, 2021 and 2020
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa -tion ($)	Non- qualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Richard A. Wright President, Chief Executive Officer, Vice-President, Chief Operating Officer, Director	2021 2020	168,000 168,000	Nil Nil	200,000(1) Nil	400,000(2) Nil	Nil Nil	Nil Nil	22,556 22,556	790,556 190,556
David A. Guarino Chief Financial Officer, Secretary, Treasurer and Director	2021 2020	168,000 168,000	Nil Nil	100,000(3) Nil	293,500(4) Nil	Nil Nil	Nil Nil	9,000 9,000	570,500 177,000

Notes:

(1)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 200,000 shares of restricted stock awards effective April 30, 2020 (valued at $200,000) and the issuance of 150,000 share of restricted stock awards effective March 31, 2021 (valued at $163,500)

(2)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issues of 250,000 option awards effective April 3, 2020 (valued at $132,500) and the issuance of 250,000 option awards effective March 31, 2021 (valued at $250,000)

(3)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 shares of restricted stock awards effective April 30, 2020 (valued at $100,000) and the issuance of 100,000 share of restricted stock awards effective March 31, 2021 (valued at $109,000)

(4)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issues of 150,000 option awards effective April 3, 2020 (valued at $79,500) and the issuance of 200,000 option awards effective March 31, 2021 (valued at $214,000)

Employment Agreement with Richard A. Wright

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

On April 30, 2020, we granted an award of 200,000 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vest on the one year anniversary of the date of grant. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

On March 31, 2021, we granted 250,000 stock options to Mr. Wright. The stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031. The stock options vest as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

On March 31, 2021, we granted an award of 150,000 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vest on the one year anniversary of the grant date. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

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

On April 30, 2020, we granted an award of 100,000 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vest on the one year anniversary of the date of grant. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

On March 31, 2021, we granted 200,000 stock options to Mr. Guarino. The stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031.  The stock options vest as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

On March 31, 2021, we granted an award of 100,000 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vest on the one year anniversary of the date of grant. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the provisions of the employment agreement with Mr. Wright described below, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or named executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or named executive officers, or a change in control of our company or a change in our directors' or named executive officers' responsibilities following a change in control.

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

Subject to applicable employment laws or similar legislation, we may terminate Mr. Wright's employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24-month period, because of a physical or mental disability. Mr. Wright's employment will automatically terminate on his death. In the event Mr. Wright's employment with our company terminates by reason of Mr. Wright's death or disability, then upon and immediately effective on the date of termination we agreed to promptly pay and provide Mr. Wright (or in the event of Mr. Wright's death, Mr. Wright's estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with our 2013 equity incentive plan, 2018 stock option plan or 2020 equity incentive plan and the award agreement. In the event Mr. Wright's employment is terminated due to a disability, we agreed to pay to Mr. Wright the severance referred to above.

We may terminate Mr. Wright's employment for just cause at any time by delivering to Mr. Wright written notice of termination. In the event that Mr. Wright's employment with our company is terminated by our company for just cause, Mr. Wright will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Wright by our company as of the date of termination, except for any awards under our 2013 equity incentive plan, 2018 stock option plan or 2020 equity incentive plan will be dealt with in accordance with the plan and award agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2021:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard A. Wright	250,000	250,000	250,000	$0.53	April 3, 2030	Nil	Nil	200,000	218,000
David A. Guarino	200,000	200,000	200,000	$0.53	April 3, 2030	Nil	Nil	100,000	109,000

Compensation of Directors

The particulars of compensation paid to our directors who are not named executive officers for the fiscal year ended March 31, 2021 are set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Keay	Nil	200,000(1)	400,000(2)	Nil	Nil	Nil	600,000
Bruce Leitch(3)	Nil	Nil(4)	Nil(5)	Nil	Nil	Nil	Nil
Brian Sudano	Nil	25,000(4)	53,500(5)	Nil	Nil	Nil	78,500
Frank Lazaran(8)	Nil	25,000(7)	53,500(8)	Nil	Nil	Nil	78,500

Note:

(1)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 200,000 of restricted stock awards effective April 30, 2020 (valued at $200,000).
(2)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 250,000 stock options with an exercise price of $0.53 per share effective April 3, 2020 (valued at $132,500) and the issuance of 250,000 stock options with an exercise price of $1.07 effective March 31, 2021 (valued at $267,500).

(3)	Bruce Leitch resigned as a director of our company effective October 8, 2020.
(4)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 25,000 of restricted stock awards effective April 30, 2020 (valued at $25,000).
(5)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 50,000 stock options with an exercise price of $1.07 effective March 31, 2021 (valued at $53,500).

(6)	Effective October 8, 2020, Frank Lazaran was appointed as a director of our company.
(7)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 25,000 of restricted stock awards effective April 30, 2020 (valued at $25,000).
(8)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 50,000 stock options with an exercise price of $1.07 effective March 31, 2021 (valued at $53,500).

On April 3, 2020, we granted 10,000 stock options to Bruce Leitch, a former director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030. Upon Mr. Leitch's resignation as a director of our company effective October 8, 2020, these stock options were terminated. On April 3, 2020, we granted 100,000 stock options to Brian Sudano, a director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vested as to one third on the date of grant and one third vest or will vest on each anniversary of the date of grant. On April 3, 2020, we granted 250,000 stock options to Aaron Keay, a director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant.

On April 30, 2020, we granted an award of 25,000 shares of our common stock to Bruce Leitch, a former director of our company. These shares vested on the date of grant. On April 30, 2020, we granted an award of 25,000 shares of our common stock to Brian Sudano, a director of our company. 50% of these shares vested on the one-year anniversary of grant and 50% of these shares will vest on the second year anniversary of the date of grant. On April 30, 2020, we granted an award of 200,000 shares of our common stock to Aaron Keay, a director of our company. These shares vested on the one-year anniversary of the date of grant. We granted these shares as "restricted awards" under our 2020 equity incentive plan. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

On March 31, 2021, we granted 250,000 stock options to Aaron Keay, a director of our company. These stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031 and vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant. On March 31, 2021, we granted 50,000 stock options to Brian Sudano, a director of our company. These stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031 and will vest as to 50% on each anniversary of the date of grant. On March 31, 2021, we granted 50,000 stock options to Frank Lazaran, a director of our company. These stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031 and will vest as to 50% on each anniversary of the date of grant.

On March 31, 2021, we granted an award of 25,000 shares of our common stock to Brian Sudano, a director of our company. These shares vest on the one-year anniversary of the date of grant. On March 31, 2021, we granted an award of 150,000 shares of our common stock to Aaron Keay, a director of our company. These shares vest on the one-year anniversary of the date of grant. On March 31, 2021, we granted an award of 25,000 shares of our common stock to Frank Lazaran, a director of our company. These shares vest on the one-year anniversary of the date of grant. We granted these shares as "restricted awards" under our 2020 equity incentive plan. The grantees have no rights or privileges as a stockholder of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 1, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors and our named executive officers (as defined in the "Executive Compensation") and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Richard A. Wright	Common Stock	4,275,000(3)	4.76%
David A. Guarino	Common Stock	2,259,300(4)	2.52%
Aaron Keay	Common Stock	925,000(5)	*
Frank Lazaran	Common Stock	63,333(6)	*
Brian Sudano	Common Stock	104,166(7)	*
All executive officers and directors as a group (5 persons)	Common Stock	7,626,799(8)	8.62%

* Less than 1%.

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Percentage of common stock is based on 89,761,122 shares of our common stock issued and outstanding as of July 1, 2021.

(3) Includes 375,000 stock options exercisable within 60 days.

(4) Includes 250,000 stock options exercisable within 60 days.

(5) Includes 825,000 stock options exercisable within 60 days.

(6) Includes 25,000 stock options exercisable within 60 days.

(7) Includes 91,666 stock options exercisable within 60 days.

(8) Includes 1,591,666 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since April 1, 2019, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $120,000, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Director Independence

We currently act with five directors consisting of Richard A. Wright, David A. Guarino, Aaron Keay, Frank Lazaran and Brian Sudano. Our common stock is listed on the Nasdaq Capital Market. Under Nasdaq Marketplace Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors, Aaron Keay, Frank Lazaran, and Brian Sudano

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2021 and 2020 for professional services rendered by Prager Metis CPAs, LLC:

Fees	2021	2020
Audit Fees	$130,000	99,756
Audit Related Fees	-	-
Tax Fees		-
Other Fees	$25,000	30,290

Other fees for the years ended March 31, 2021 and 2020 were for quarterly reviews, consents for registration statements and comfort letters.

Pre-Approval Policies and Procedures

Our audit committee reviews and pre-approves all audit and audit-related services and the fees and other compensation related thereto, and any non-audit services, provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our audit committee before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Prager Metis CPAs, LLC and by AMC Auditing, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)

3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
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
10.57

Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)

10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)
(16)	Letter regarding Change in Certifying Accountant
16.1	Letter from AMC Auditing, LLC dated April 29, 2019 (incorporated by reference from our Current Report on Form 8-K filed on May 1, 2019)
(21)	Subsidiaries
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

*Filed herewith.

**Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

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
Date: July 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard A. Wright
Richard A. Wright
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 2, 2021

By: /s/ David A. Guarino
David A. Guarino
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: July 2, 2021

By: /s/ Aaron Keay
Aaron Keay
Director
Date: July 2, 2021

By: /s/ Frank Lazaran
Frank Lazaran
Director
Date: July 2, 2021

By: /s/ Brian Sudano
Brian Sudano
Director
Date: July 2, 2021

68