Form 10-Q
period 2021-06-30
ALKALINE WATER Co INC
filed 2021-08-16
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38754

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8541 E. Anderson Drive, Suite 100, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

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

94,586,502 shares of common stock issued and outstanding as of August 16, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (unaudited)	March 31, 2021
ASSETS
Current assets
Cash	$4,497,905	$9,130,956
Accounts receivable, net	8,221,373	8,458,176
Inventory	5,037,575	4,407,720
Prepaid expenses	3,066,889	1,037,961
Operating lease right-of-use asset - current portion	213,397	236,446

Total current assets	21,037,139	23,271,259

Fixed assets - net	912,612	1,010,183
Operating lease right-of-use asset	227,342	269,167

Total assets	$22,177,093	$24,550,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,708,547	$7,055,348
Accrued expenses	1,361,920	1,306,106
Revolving financing	5,107,111	4,324,412
PPP loan payable - current portion	329,071	328,570
Operating lease liability - current portion	235,055	229,605

Total current liabilities	14,741,704	13,244,041

Operating lease liability	227,342	292,582

Total liabilities	14,969,046	13,536,623

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 6,681,090 Series S nil issued and outstanding on June 30, 2021 and nil issued and outstanding on March 31, 2021	6,681	-
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 89,761,122 and 87,465,178 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	89,761	87,464

Additional paid in capital	84,468,451	80,857,742
Stock Payable	-	-
Accumulated deficit	(77,356,846)	(69,931,220)

Total stockholders' equity	7,208,047	11,013,986

Total liabilities and stockholders' equity	$22,177,093	$24,550,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the Three Months
	June 30, 2021	June 30, 2020

Revenue	$14,113,578	$13,432,310

Cost of Goods Sold	9,311,011	8,594,841

Gross Profit	4,802,567	4,837,469

Operating expenses
Sales and marketing expenses	7,156,400	3,718,231
General and administrative	4,964,374	3,949,917

Total operating expenses	12,120,774	7,668,148

Total operating loss	(7,318,207)	(2,830,679)

Other expense
Interest expense	(107,419)	(190,324)

Total other expense	(107,419)	(190,324)

Net loss	$(7,425,626)	$(3,021,003)

LOSS PER SHARE (Basic and Diluted)	$(0.08)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	88,342,316	57,231,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Stock Payable	Deficit	Total

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$(53,521,700)	$1,622,133

Preferred stock conversion	(3,400,000)	(3,400)	3,400,000	3,400				-

Common shares issued in connection with offerings			9,750,000	9,750	3,890,250	(1,000,000)		2,900,000

Common shares issued upon exercise of warrants			287,666	288	258,612			258,900

Common shares issued to non-employees and employees			472,000	472	486,828			487,300

Stock Option expense					661,959			661,959

Stock Option exercise			116,000	116	61,364			61,480

Stock Payable						1,999,998		1,999,998

Net (loss)							(3,021,003)	(3,021,003)

Balance, June 30, 2020	-	$-	59,611,258	$59,611	$59,453,861	$1,999,998	$(56,542,703)	$4,970,767

Balance, March 31, 2021	-	$-	87,465,178	$87,464	$80,857,742	$-	$(69,931,220)	$11,013,986

Preferred stock issuance	6,681,090	6,681			2,220,350			2,227,031

Common shares issued upon exercise of warrants			1,277,777	1,278	651,499			652,777

Common shares issued to non-employees and employees			855,499	856	39,144			40,000

Stock option and RSU - related stock compensation expense					651,648			651,648

Stock option exercise			162,668	163	48,068			48,231

Net (loss)							(7,425,626)	(7,425,626)

Balance, June 30, 2021	6,681,090	$6,681	89,761,122	$89,761	$84,468,451	$-	$(77,356,846)	$7,208,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,425,626)	$(3,021,003)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	159,015	227,911
Shares issue and vested, options and RSU amortized for employee and non-employee services	2,918,680	1,149,259
Non-cash lease expense	5,084	(2,200)
Changes in operating assets and liabilities:
Accounts receivable	236,803	295,467
Inventory	(629,855)	25,498
Prepaid expenses and other current assets	(2,028,928)	(116,358)
Accounts payable	653,199	(25,440)
Accrued expenses	56,315	61,195

NET CASH USED IN OPERATING ACTIVITIES	(6,055,313)	(1,405,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(61,444)	(68,519)

CASH USED IN INVESTING ACTIVITIES	(61,444)	(68,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing	782,699	(3,015,907)
Proceeds from promissory note payable	-	325,800
Proceeds from sale of common stock, net	-	2,900,000
Proceeds from stock payable	-	1,999,998
Proceeds for the exercise of warrants, net	652,777	258,899
Proceeds for the exercise of stock options, net	48,230	61,480

CASH PROVIDED BY FINANCING ACTIVITIES	1,483,706	2,530,270

NET CHANGE IN CASH	(4,633,051)	1,056,080

CASH AT BEGINNING OF PERIOD	9,130,956	4,561,682

CASH AT END OF PERIOD	$4,497,905	$5,617,762

INTEREST PAID	$105,197	$164,101

TAXES PAID	$-	$-

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

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Alkaline Water Company and its wholly owned subsidiaries (collectively, the "Company"). These unaudited condensed consolidated financial statements should be read in conjunction with the Company's  consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on July 2, 2021, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2021 and 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three months ended June 30, 2021 and 2020 is unaudited. The condensed consolidated balance sheet at March 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney's client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $4,497,905 and $9,130,956 in cash at June 30, 2021 and March 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2021 and March 31, 2021:

	June 30, 2021 (unaudited)	March 31, 2021
Trade receivables, net	$8,561,373	$8,798,176
Less: Allowance for doubtful accounts	(340,000)	(340,000)
Net accounts receivable	$8,221,373	$8,458,176

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

As of June 30, 2021 and March 31, 2021, inventory consisted of the following:

	June 30, 2021 (unaudited)	March 31, 2021
Raw materials	$2,091,450	$3,055,091
Finished goods	2,946,125	1,352,629
Total inventory	$5,037,575	$4,407,720

Property and Equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets, which the Company has determined to be 3 years.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has not generated sufficient revenues from product sales to provide for cash flows to enable the Company to finance its operations internally thus there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital.

The Company currently anticipates the release of the funds from escrow from the July 6, 2021 private placements subject to shareholder approval (Note 5) and funds from the exercise of outstanding warrants (Note 9) will adequately fund the Company’s planned operations and capital needs for the next 12 months.  However, if our current plans change or are accelerated or we choose to increase our  production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to continue as a going concern.

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

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and less certain other discounts and allowances. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $2,906,900 and $1,807,030 for the quarters ended June 30, 2021 and 2020, respectively.

Concentration Risks

The Company has 1 major customer that accounts for 12% of accounts receivable at June 30, 2021, and 2 customers that together account for 36% (20% and 16%, respectively) of the total revenues earned for the quarter ended June 30, 2021. The Company has 2 vendors that accounted for 43% (27%, and 16% respectively) of purchases for the quarter ended June 30, 2021.

The Company has 2 major customers that together account for 32% (22% and 10%, respectively) of accounts receivable at June 30, 2020, and 2 customers that together account for 45% (25% and 20%, respectively) of the total revenues earned for the quarter ended June 30, 2020. The Company has 3 vendors that accounted for 55% (27%, 15% and 13% respectively) of purchases for the quarter ended June 30, 2020.

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

For the three months ended June 30, 2021 and 2020, respectively, the Company had 3,897,897 and 2,417,322 shares relating to options, 4,761,690 and 5,559,205 shares relating to warrants and 2,227,030 and nil convertible preferred shares that were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of June 30, 2021 and 2020, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Correction of Previously Issued Financial Statements

The accompanying consolidated statement of operations for the three months ended June 30, 2020 has been corrected for the following: a reclassification of depreciation expense of $225,315 to cost of goods sold related to assets utilized in the production of inventory and ad adjustment to reclassify sales and marketing expenses of $787,114 as a reduction in revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received. The Company assessed the materiality of the misstatement quantitively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole. As a result of the correction, cost of goods sold increased from $8,369,526 to $8,594,841 and revenue decreased from $14,219,424 to $13,432,310 which combined resulted in a decrease of gross profit from $5,849,898 to $4,837,469. The correction had no impact on total operating loss and net loss.

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

The Company has evaluated other recent accounting pronouncements through June 30, 2021 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

Fixed assets consisted of the following at:	June 30, 2021 (unaudited)	March 31, 2021
Machinery and Equipment	$4,873,788	$4,812,344
Office Equipment	55,439	55,439
Less: Accumulated Depreciation	(4,016,615)	(3,857,600)
Fixed Assets, net	$912,612	$1,010,183

Depreciation expense for the quarter ended June 30, 2021 and 2020 was $159,015 and $227,911, respectively.

NOTE 3 - REVOLVING FINANCING

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

Series S Convertible Preferred Stock

On May 12, 2021, The Alkaline Water Company Inc. (the "Company") entered into an Endorsement Agreement (the "Endorsement Agreement"), with ABG-Shaq, LLC ("ABG-Shaq"), an entity affiliated with Shaquille O'Neal, for the personal services of Mr. O'Neal.  Pursuant to the Endorsement Agreement, the Company received the right and license to use Mr. O'Neal's name, nickname, initials, autograph, voice, video or film portrayals, photograph, likeness and certain other intellectual property rights, in each case, solely as approved by ABG-Shaq, in connection with the advertising, promotion and sale of the Company's branded products. Mr. O'Neal will also provide brand ambassador services related to appearances, social media and public relations matters. The Endorsement Agreement also includes customary exclusivity, termination, and indemnification clauses.

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. As of June 30, 2021, the Company has paid $500,000 under this agreement and anticipates paying an additional $500,000 in the quarter ended September 30, 2020 and the Company will be paying $250,000 in each quarter in the fiscal years ended March 31, 2023 and March 31, 2024

In addition, the Company agreed to grant 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022, and May 1, 2023. The term of the Endorsement Agreement ends on May 1, 2024. The Series S Preferred was value at $6,681,090 based on the Company's closing stock price of $1.00 on May 12, 2021. The Company the value of the vested Series S Preferred Stock in the amount of $2,227,030 was recognized as a prepaid expense which is being expense over the initial twelve months of the agreement. The prepaid expense at June 30, 2021 was $1,855,858.

In the quarter ended June 30, 2021, the Company recognized an expense of $871,172 in connection with the agreement and anticipates recognizing an expense in quarter ended September 30, 2021 in the amount of 1,056,758 and $556,758 for the quarter ended December 31, 2021 and March 31, 2022 for a total expense of $3,041,444 for the year ended March 31, 2022.  In the years ended March 31, 2023 and March 31, 2024, the Company anticipates recognizing an expense in the amount of $3,227,030 and $3,227,030 respectively.

Common Stock

Share Issuance

Effective as April 15, 2021, the Company issued 38,834 shares, respectively of our common stock to non-employees in consideration for services to be rendered to our company. The total fair value of the shares is $40,000 based upon the per share closing price of the Company's common stock on the NASDAQ stock exchange April 15, 2021. These shares were issues pursuant to a consulting agreement dated June 15, 2020, whereby the Company engaged an entity to perform consulting services for the Company for a period of one year. The Company agreed to pay a retainer in the amount of $40,000 per month, for a total of $480,000 to be paid in the form of the common stock of the Company, which shares are to be issued monthly.

Restricted Awards

On May 3, 2021, the Company issued 816,665 shares of our common stock to employees upon the exercise of vested restricted awards under our 2020 Equity Incentive Plan.

NOTE 6 - OPTIONS AND WARRANTS

The Company issued 162,668 shares of common stock during the three months ending June 30, 2021 in connection with the exercise of stock options of which 91,000 options were with a payment to the Company for the exercise price of $48,230 and the remaining amount of stock options were exercised as a cashless exercise under the plan.

Effective as of June 14, 2021, we issued an aggregate of 277,777 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.55 per share for aggregate gross proceeds of $152,777.35. We issued these shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

Effective as of June 15, 2021, we issued an aggregate of 1,000,000 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.50 per share for aggregate gross proceeds of $500,000. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

NOTE 7 - LEASES

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

Operating Lease expense for the three months ended June 30, 2021 was $100,915 and for the three months ended June 30, 2020 was $34,754.

Operating Leases:	June 30, 2021
Operating lease right-of-use asset - current portion	$213,397
Operating lease right-of-use asset - non-current portion	227,342

Total Operating lease right-of-use asset	$440,739

Operating lease liability - current portion	$235,055
Operating lease liability - non-current portion	227,342

Total Operating lease liability	$462,397

Weighted average remaining lease term (in years):
Operating leases	1.1

Weighted average discount rate:
Operating leases	7%

Maturities of undiscounted lease liabilities as of June 30, 2021 are as follows:

Operating Leases
Year ending March 31, 2022	189,758
Year ending March 31, 2023	191,379
Year ending March 31, 2024	119,150
Total lease payments	500,287
Less: Imputed interest	(37,890)
Total lease obligations	462,397

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

On July 6, 2021, we completed a private placement of 4,757,381 subscription receipts at a price of $1.05 per subscription receipt for total gross proceeds of $4,995,250.05.

In the event of the occurrence of the escrow release condition (as defined below), each subscription receipt will automatically convert into one unit consisting of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock for a period of three years from the date of issuance thereof at a price of $1.25 per share.

The subscription amounts will be held by an escrow agent until the escrow release condition occurs. The escrow release condition is the receipt by our company of an ordinary resolution of our stockholders approving the private placement and the issuance of the securities thereunder. In the event that the escrow release condition is satisfied prior to 5:00 p.m. (Vancouver time) on September 30, 2021, we will deliver a notice to the escrow agent confirming the escrow release condition has been satisfied. Upon receipt of the notice, the escrow agent will, as soon as practicable thereafter, release the subscription amounts to our company and each subscription receipt will automatically convert into one unit without payment of any additional consideration. If the escrow release condition is not satisfied by 5:00 p.m. (Vancouver time) on September 30, 2021 or if we deliver a written default notice to the escrow agent that the escrow release condition will not be satisfied by that time, the subscription receipts will expire and be of no further force and effect, effective as of the earlier of (i) 5:00 p.m. (Vancouver time) on September 30, 2021 (ii) the date of the receipt of the default notice, and the subscribers will be entitled to receive from the escrow agent a refund of the subscription amounts held in escrow, without interest and less applicable expenses.

As of August 16, 2021 since June 30, 2021, the Company has issued 4,761,688 shares in connection with the exercise of warrants at $1.25 per share for total proceeds received of approximately $6 million. In addition, for the same time period, the Company has issued 63,692 shares in connection with the cashless exercise of 86,666 options.

On July 27, 2021, the Company granted an aggregate of 454,000 stock options to certain employees for the purchase of up to 454,000 shares of common stock pursuant to the 2020 Equity Incentive Plan.  Each stock option is exercisable at a price of $1.75 per share until July 27, 2031.

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

• lack of working capital'

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

Results of Operations

Our results of operations for the three months ended June 30, 2021 and June 30, 2020 are as follows:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
Revenue	$14,113,578	$13,432,310
Cost of goods sold	9,311,011	8,594,841
Gross profit	$4,802,567	$4,837,469
Net Loss	$(7,425,626)	$(3,021,003)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2021 of $14,113,578 as compared to $13,432,310 for the three months ended June 30, 2020, an increase of 5%. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country and increased demand due to Covid-19. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, and Midwest region. Combined, they service over 16,000 customers in five states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our CBD products are presently available for purchase on our E-commerce websites, www.a88cbd.com and www.a88hemp.com, in addition to a growing number of brick and mortar retail locations.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2021, we had cost of goods sold of $9,311,011, or 66% of revenue, as compared to cost of goods sold of $8,594,841 or 64% of revenue, for the three months ended June 30, 2020.

Expenses

Our operating expenses for the three months ended June 30, 2021 and June 30, 2020 are as follows:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
Sales and marketing expenses	$7,156,400	$3,718,231
General and administrative expenses	4,964,374	3,949,917
Total operating expenses	$12,120,774	$7,668,148

For the three months ended June 30, 2021, our total operating expenses were $12,120,774 as compared to $7,668,148  for the three months ended June 30, 2020.

For the three months ended June 30, 2021, the total included $7,156,400 of sales and marketing expenses. Compared to the three months ended June 30, 2020, sales and marketing expenses increased due to higher sales and marketing cost, initial expenses relating to brand ambassador and higher freight cost to customers. General and administrative expenses of $4,964,374, consisted primarily of approximately $2.6 million of professional fees, media fees and legal fees, stock compensation expense of approximately $1.1 million and approximately $1.0 million of wages and wage related expenses.

For the three months ended June 30, 2020, the total included $3,718,231 after reclassification of depreciation expense of sales and marketing expenses.  General and administrative expenses of $3,949,917 after reclassification of depreciation expense, consisted primarily of approximately $1.6 million of professional fees, media fees and legal fees, stock compensation expense of approximately $1.1 million and approximately $0.7 million of wages and wage related expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2021	March 31, 2021
Current assets	$21,037,139	$23,271,259
Current liabilities	14,741,704	13,244,041
Working capital	$6,295,435	$10,027,218

Current Assets

Current assets as of June 30, 2021 and March 31, 2021 primarily include $4,497,905 and $9,130,956 in cash, $8,221,373 and $8,458,176 in accounts receivable and $5,037,575 and $4,407,720 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2021 and March 31, 2021 primarily include $7,708,548 and $7,055,348 in accounts payable, revolving financing of $5,107,111 and $4,324,412, and accrued expenses of $1,361,920 and $1,306,106, respectively.

Cash Flow

Our cash flows for the three months ended June 30, 2021 and June 30, 2020 are as follows:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
Net Cash used in operating activities	$(6,055,313)	$(1,405,671)
Net Cash used in investing activities	(61,444)	(68,519)
Net Cash provided by financing activities	1,483,706	2,530,270
Net increase (decrease) in cash	$(4,633,051)	$1,056,080

Operating Activities

Net cash used in operating activities was $6,055,313 for the three months ended June 30, 2021, as compared to $1,405,671 used in operating activities for the three months ended June 30, 2020. The increase in net cash used in operating activities was primarily due to the increase in net loss of approximately $4.4 million.  The increase in net loss was attributable to higher corporate sales and marketing costs and higher cost of goods sold and freight costs.

Investing Activities

Net cash used in investing activities was $61,444 for the three months ended June 30, 2021, as compared to $68,519 used in investing activities for the three months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2021 was $1,483,706, as compared to $2,530,270 for the three months ended June 30, 2020.

Financing Activities Subsequent to June 30, 2021

On July 6, 2021, we completed a private placement of 4,757,381 subscription receipts at a price of US$1.05 per subscription receipt for total gross proceeds of US$4,995,250.05. In the event of the occurrence of the escrow release condition (as defined below), each subscription receipt will automatically convert into one unit consisting of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock for a period of three years from the date of issuance thereof at a price of US$1.25 per share. The subscription amounts will be held by an escrow agent until the escrow release condition occurs. The escrow release condition is the receipt by our company of an ordinary resolution of our stockholders approving the private placement and the issuance of the securities thereunder. In the event that the escrow release condition is satisfied prior to 5:00 p.m. (Vancouver time) on September 30, 2021, we will deliver a notice to the escrow agent confirming the escrow release condition has been satisfied. Upon receipt of the notice, the escrow agent will, as soon as practicable thereafter, release the subscription amounts to our company and each subscription receipt will automatically convert into one unit without payment of any additional consideration. If the escrow release condition is not satisfied by 5:00 p.m. (Vancouver time) on September 30, 2021 or if we deliver a written default notice to the escrow agent that the escrow release condition will not be satisfied by that time, the subscription receipts will expire and be of no further force and effect, effective as of the earlier of (i) 5:00 p.m. (Vancouver time) on September 30, 2021 (ii) the date of the receipt of the default notice, and the subscribers will be entitled to receive from the escrow agent a refund of the subscription amounts held in escrow, without interest and less applicable expenses.

Effective as of July 28, 2021, we issued an aggregate of 1,071,428 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $1.25 per share for aggregate gross proceeds of $1,339,285.

Effective as of July 29, 2021, we issued an aggregate of 1,995,237 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $1.25 per share for aggregate gross proceeds of $2,494,046.25.

Effective as of August 10, 2021, we issued an aggregate of 174,810 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $1.25 per share for aggregate gross proceeds of $218,512.50.

Cash Requirements

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

We believe cash on hand, plus the anticipated release of the funds from escrow from the July 6, 2021 private placement awaiting stockholder approval, anticipated warrant exercises, our line of credit and the Sales Agreement will adequately fund our current planned operations and capital needs for the next 12 months. However, if our current plans change or are accelerated or we choose increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in our Annual Report on Form 10-K filed on July 6, 2021. There have been no material changes since July 6, 2021 from the risk factors disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of our fiscal year ended March 31, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)

10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41	Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
10.49	Underwriting Agreement, dated March 8, 2019, by and between The Alkaline Water Company Inc. and Canaccord Genuity LLC, as representative of the underwriters named therein (incorporated by reference from our Current Report on Form 8-K, filed on March 11, 2019)
10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P. (incorporated by reference from our Annual Report on Form 10-K filed on July 1, 2019)
10.52	Agreement and Plan of Merger, dated as of September 9, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2019)
10.53	Amendment to the Agreement and Plan of Merger, dated as of October 31, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2019)
10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)
10.57	Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)

10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)
10.60	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2021)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	INS XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: August 16, 2021	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)