Form 10-K/A
period 2021-03-31
ALKALINE WATER Co INC
filed 2021-08-31
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The Alkaline Water Company Inc. (“we”, “us”, “our” and the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 6, 2021 (the “Original Report”). In filing this amendment, the Company has amended certain information in the table for Securities Authorized for Issuance under Equity Compensation Plans, in the section on Executive Compensation and has corrected certain other information, which it considers immaterial. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report. This Amendment speaks as of the date of the Original Report and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report.

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

Other trademarks that have been registered and are currently being used in our marketing efforts include Clean Beverage®, Smooth Hydration®, Ionized H20®, A88®, Hello Hydration®, A88 Infused®, and Refreshingly Different CBD®.

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

Our financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs. As of March 31, 2021, we had an accumulated deficit of $69,931,220. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2013 Equity Incentive Plan)(1)(2)	1,601,900	$0.91	Nil
Equity compensation plans not approved by security holders (2018 Stock Option Plan)(3)	2,497,667	$0.53	169,612
Equity compensation plans approved by security holders (2020 Equity Incentive Plan)(4)	3,810,000	$0.65	6,840,000
Total	7,909,567	$0.66	7,099,612

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

Liquidity and Capital Resources

Working Capital

	At March 31, 2021	At March 31, 2020
Current assets	$23,271,259	$14,183,215
Current liabilities	13,244,041	13,983,663
Working capital	$10,027,218	$199,552

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
July 2, 2021

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

For the year ended March 31, 2021, and 2020, respectively, the Company had 2,908,233 shares relating to options and no shares relating to options, 6,889,680 shares relating to warrants and no shares relating to warrants and no shares relating to convertible preferred shares that were not included in the diluted earnings per share calculation because they were antidilutive.

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

For the years ended March 31, 2020 and March 31, 2019 the Company has recognized compensation expense of $3,725,465 and $1,591,555 respectively, on the stock options granted in April 2017 that vested. As of March 31, 2021, all of the stock options granted in April, 2017 have vested.

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

Effective March 31, 2021, the Company granted an aggregate of  1,990,000 stock options to certain directors, officers, consultants and employees for the purchase of up to 1,990,000 shares of our common stock pursuant to our 2018 Stock Option Plan. Each stock option is exercisable at a price of $1.09 per share until March 31, 2031. Of these stock options, 1,060,000 vest as to 50% on the grant date and 50% on the one-year anniversary of the grant date and the remaining amount of 930,000 options vest one-half on the first anniversary date and one-half on the second anniversary date. Of these options, 250,000 were granted to Richard A. Wright, our president, chief executive officer and director, and 200,000 were granted to David A. Guarino, our chief financial officer, secretary, treasurer, and director. These stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031.  The stock options vest as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of each of the 1,990,000 stock options issued was calculated as $1.07 per share, which was the Black-Scholes valuation as of the grant date, corresponding to a total fair value of $2,129,300 for these options.

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

The following is a summary of the status of all of our warrants as of March 31, 2021, and changes during the years ended on that date:

			Weighted-
	Number		Average
	of Warrants		Exercise Price
Outstanding at March 31, 2019	6,188,222		1.16
Granted	0		-
Exercised	(3,974,000)		0.63
Cancelled or Expired	(127,733)		5.78
Outstanding at March 31, 2020	2,086,489		1.80
Granted	23,717,818		0.81
Exercised	(13,293,728)		0.54
Cancelled or Expired	(1,709,424)		2.03
Outstanding at March 31, 2021	10,801,15	5	1.16
Warrants exercisable at March 31, 2021	6,039,466		1.09

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2021:

STOCK WARRANTS OUTSTANDING

	Number of	Weighted-Average
	Warrants	Remaining Contractual
Exercise Price	Outstanding	Life in Years
$0.50	1,000,000	2.05
$0.55	277,777	2.29
$1.25	9,953,378	2.92

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

Mr. Keay has been the president and managing partner of Inform Capital Partners, a corporate finance advisory and merchant banking firm, from 2008 to present. Mr. Keay was a director of Vivo Cannabis Inc., a company listed on the TSX Venture Exchange, from September 17, 2015 until June 4, 2019. He was the chairman, chief executive officer and director of Inform Resources Corp., a mining company listed on the TSX Venture Exchange, from August 2010 until July 10, 2014. Mr. Keay was the chief executive officer, president and a director of IDM Mining Ltd. (formerly Revolution Resources), a mining company listed on the Toronto Stock Exchange, from 2009 until January 7, 2015. He was a director of OrganiGram Holdings Inc., an industrial company specializing in the production of condition specific medical marijuana under license from Health Canada listed on the TSX Venture Exchange, from September 14, 2010 until July 17, 2014. Mr. Keay was a director of Plateau Uranium Inc. (formerly, Macusani Yellowcake Inc.), a uranium exploration and development company listed on the TSX Venture Exchange, from April 5, 2013 until September 4, 2014. He was a director of Aftermath Silver Inc. (formerly, Full Metal Zinc Ltd.), a mineral exploration and development company listed on the TSX Venture Exchange, from February 2011 until December 12, 2013. Mr. Keay holds a bachelor of human kinetics from the University of British Columbia.

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

Summary Compensation Table - Years ended March 31, 2021 and 2020
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa -tion ($)	Non- qualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Richard A. Wright President, Chief Executive Officer, Vice-President, Chief Operating Officer, Director	2021 2020	168,000 168,000	Nil Nil	363,500(1) Nil	400,000(2) Nil	Nil Nil	Nil Nil	22,556 22,556	954,056 190,556
David A. Guarino Chief Financial Officer, Secretary, Treasurer and Director	2021 2020	168,000 168,000	Nil Nil	209,000(3) Nil	293,500(4) Nil	Nil Nil	Nil Nil	9,000 9,000	679,500 177,000

Notes:

(1)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 200,000 shares of restricted stock awards effective April 30, 2020 (valued at $200,000) and the issuance of 150,000 share of restricted stock awards effective March 31, 2021 (valued at $163,500)

(2)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issues of 250,000 option awards effective April 3, 2020 (valued at $132,500) and the issuance of 250,000 option awards effective March 31, 2021 (valued at $267,500)

(3)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 shares of restricted stock awards effective April 30, 2020 (valued at $100,000) and the issuance of 100,000 share of restricted stock awards effective March 31, 2021 (valued at $109,000)

(4)

Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issues of 150,000 option awards effective April 3, 2020 (valued at $79,500) and the issuance of 200,000 option awards effective March 31, 2021 (valued at $214,000)

Employment Agreement with Richard A. Wright

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2021:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard A. Wright	125,000	125,000	250,000	$0.53	April 3, 2030	Nil	Nil	350,000	363,500
	125,000	125,000	250,000	$1.09	March 31, 2031
David A. Guarino	75,000	75,000	150,000	$0.53	April 3, 2030	Nil	Nil	200,000	209,000
	100,000	100,000	200,000	$1.09	March 31, 2031

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
Date: August 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard A. Wright
Richard A. Wright
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 31, 2021

By: /s/ David A. Guarino
David A. Guarino
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: August 31, 2021

By: /s/ Aaron Keay
Aaron Keay
Director
Date: August 31, 2021

By: /s/ Frank Lazaran
Frank Lazaran
Director
Date: August 31, 2021

By: /s/ Brian Sudano
Brian Sudano
Director
Date: August 31, 2021

68