Form 10-Q
period 2021-09-30
ALKALINE WATER Co INC
filed 2021-11-09
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

104,333,373 shares of common stock issued and outstanding as of November 9, 2021.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Current assets
Cash	$10,419,065	$9,130,956
Accounts receivable, net	10,983,231	8,458,176
Inventory	6,277,844	4,407,720
Prepaid expenses	2,760,987	1,037,961
Operating lease right-of-use asset - current portion	185,517	236,446

Total current assets	30,626,644	23,271,259

Fixed assets - net	1,007,561	1,010,183
Operating lease right-of-use asset	190,348	269,167

Total assets	$31,824,553	$24,550,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,984,651	$7,055,348
Accrued expenses	1,388,349	1,306,106
Revolving financing	6,997,928	4,324,412
PPP loan payable - current portion	330,551	328,570
Operating lease liability - current portion	207,007	229,605

Total current liabilities	16,908,486	13,244,041

Operating lease liability	193,798	292,582

Total liabilities	17,102,284	13,536,623

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 6,681,090 Series S issued and outstanding on September 30, 2021 and nil issued and outstanding on March 31, 2021	6,681	-
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 104,333,373 and 87,465,178 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	104,335	87,464
Additional paid in capital	102,346,572	80,857,742
Accumulated deficit	(87,735,319)	(69,931,220)

Total stockholders' equity	14,722,269	11,013,986

Total liabilities and stockholders' equity	$31,824,553	$24,550,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months		For the Six Months
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$15,255,765	$10,160,552	$29,369,343	$23,592,862

Cost of Goods Sold	10,091,415	6,509,264	19,402,426	15,104,105

Gross Profit	5,164,350	3,651,288	9,966,917	8,488,757

Operating expenses
Sales and marketing expenses	10,120,875	4,389,335	17,277,275	8,107,566
General and administrative	5,251,751	3,492,648	10,216,125	7,442,565

Total operating expenses	15,372,626	7,881,983	27,493,400	15,550,131

Total operating loss	(10,208,276)	(4,230,695)	(17,526,483)	(7,061,374)

Other expense
Interest expense	(170,197)	(130,933)	(277,616)	(321,257)

Total other expense	(170,197)	(130,933)	(277,616)	(321,257)

Net loss	$(10,378,473)	$(4,361,628)	$(17,804,099)	$(7,382,631)

LOSS PER SHARE (Basic and Diluted)	$(0.11)	$(0.06)	$(0.20)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	93,669,358	67,888,935	91,020,392	62,646,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Stock Payable	Deficit	Total

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$(53,521,700)	$1,622,133

Preferred stock conversion	(3,400,000)	(3,400)	3,400,000	3,400				-

Common shares issued in connection with offerings			9,750,000	9,750	3,890,250	(1,000,000)		2,900,000

Common shares issued upon exercise of warrants			287,666	288	258,612			258,900

Common shares issued to non-employees and employees			472,000	472	486,828			487,300

Stock Option expense					661,959			661,959

Stock Option exercise			116,000	116	61,364			61,480

Stock Payable						1,999,998		1,999,998

Net (loss)							(3,021,003)	(3,021,003)

Balance, June 30, 2020	-	$-	59,611,258	$59,611	$59,453,861	$1,999,998	$(56,542,703)	$4,970,767

Common shares issued in connection with offerings			4,444,440	4,444	1,995,554	(1,999,998)		-

Common shares issued upon exercise of warrants			8,839,399	8,839	4,555,484			4,564,323

Common shares issued to non-employees			191,136	191	326,408			326,599

Stock Option expense					204,594			204,594

Stock Option exercise			236,239	236	(236)			-

Net (loss)							(4,361,628)	(4,361,628)

Balance, September 30, 2020	-	$-	73,322,472	$73,321	$66,535,665	$-	$(60,904,331)	$5,704,655

Balance, March 31, 2021	-	$-	87,465,178	$87,464	$80,857,742	$-	$(69,931,220)	$11,013,986

Preferred stock issuance	6,681,090	6,681			2,220,350			2,227,031

Common shares issued upon exercise of warrants			1,277,777	1,278	651,499			652,777

Common shares issued to non-employees and employees			855,499	856	39,144			40,000

Stock option and RSU-related stock compensation expense					651,648			651,648

Stock Option exercise			162,668	163	48,068			48,231

Net (loss)							(7,425,626)	(7,425,626)

Balance, June 30, 2021	6,681,090	$6,681	89,761,122	$89,761	$84,468,451	$-	$(77,356,846)	$7,208,047

Common shares issued in connection with offerings			4,757,381	4,757	4,990,493			4,995,250

Common shares issued upon exercise of warrants			9,523,376	9,526	11,894,694			11,904,220

Common shares issued to non-employees			172,802	173	307,546			307,719

Stock option and RSU-related stock compensation expense					625,556			625,556

Stock Option exercise			118,692	118	59,832			59,950

Net (loss)							(10,378,473)	(10,378,473)

Balance, September 30, 2021	6,681,090	$6,681	104,333,373	$104,335	$102,346,572	$-	$(87,735,319)	$14,722,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,804,099)	$(7,382,631)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	318,030	412,317
Shares issued and vested, options and RSU amortized for employee and non-employee services	3,851,955	1,680,453
Non-cash lease expense	8,366	(9,907)
Changes in operating assets and liabilities:
Accounts receivable	(2,525,055)	(859,937)
Inventory	(1,870,124)	(1,329,721)
Prepaid expenses and other current assets	(1,723,026)	(807,161)
Accounts payable	929,303	(142,116)
Accrued expenses	84,224	327,187

NET CASH USED IN OPERATING ACTIVITIES	(18,730,426)	(8,111,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(315,408)	(90,109)

CASH USED IN INVESTING ACTIVITIES	(315,408)	(90,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing	2,673,516	(2,493,680)
Proceeds from promissory note payable	-	325,800
Proceeds from sale of common stock, net	4,995,250	4,899,998
Proceeds from stock payable	-	-
Proceeds for the exercise of warrants, net	12,556,997	4,823,222
Proceeds for the exercise of stock options, net	108,180	61,480

CASH PROVIDED BY FINANCING ACTIVITIES	20,333,943	7,616,820

NET CHANGE IN CASH	1,288,109	(584,805)

CASH AT BEGINNING OF PERIOD	9,130,956	4,561,682

CASH AT END OF PERIOD	$10,419,065	$3,976,877

INTEREST PAID	$271,190	$276,813

TAXES PAID	$-	$-

SUPPLEMENTAL DISCLOSURE of NON-CASH INVESTING AND FINANCING ACTIVITIES

ISSUANCE OF COMMON SHARES TO SETTLE STOCK PAYABLE	$-	$1,000,000

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

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Alkaline Water Company and its wholly owned subsidiaries (collectively, the "Company"). These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on July 2, 2021, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three and six months ended September 30, 2021 and 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and six months ended September 30, 2021 and 2020 is unaudited. The consolidated balance sheet at March 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its six wholly owned subsidiaries: A88 Infused Beverage Division Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), A88 Infused Products Inc. (a Nevada Corporation), AWC Acquisition Company Inc. (a Nevada corporation), The Clean Beverage Company Inc (a Nevada corporation) and Alkaline 88, LLC (an Arizona Limited Liability Company). All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc., A88 Infused Beverage Division, Inc., A88 Infused Products Inc., A88 International, Inc., AWC Acquisition Company Inc., The Clean Beverage Company, Inc., and Alkaline 88, LLC will be collectively referred herein to as the "Company". Any reference herein to "The Alkaline Water Company Inc.", the "Company", "we", "our" or "us" is intended to mean The Alkaline Water Company Inc., including the subsidiaries indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney's client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $10,419,065 and $9,130,956 in cash at September 30, 2021 and March 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.
Accounts receivable consisted of the following as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
	(unaudited)
Trade receivables, net	$11,323,231	$8,798,176
Less: Allowance for doubtful accounts	(340,000)	(340,000)
Net accounts receivable	$10,983,231	$8,458,176

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
As of September 30, 2021 and March 31, 2021, inventory consisted of the following:
	September 30, 2021	March 31, 2021
	(unaudited)
Raw materials	$4,146,330	$3,055,091
Finished goods	2,131,514	1,352,629
Total inventory	$6,277,844	$4,407,720

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

The Company currently anticipates with cash on hand and funds from the exercise of outstanding warrants will adequately fund the Company's planned operations and capital needs for the next 12 months.  However, if our current plans change or are accelerated or we choose to increase our  production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to continue as a going concern.

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

Revenue consists of the gross sales price, less variable consideration, consisting of estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $4,812,052 and $1,670,523 for the three months ended September 30, 2021 and 2020, respectively and $7,718,952 and $3,477,554 for the six months ended September 30, 2021 and 2020, respectively.

Concentration Risks

We have 2 major customers that together account for 30% (18% and 12%, respectively) of accounts receivable at September 30, 2021, 3 customers that accounts for 43% (21%, 11% and 11%, respectively) of total revenues for the three months ended September 30, 2021 and 3 customers that accounts for 44% (21%, 13% and 10%, respectively) of the total revenues earned for the six months ended September 30, 2021. The Company has 3 vendors that accounts for 53% (32%, 11% and 10% respectively) of purchases for the three months ended September 30, 2021 and 3 vendors that accounted for 53% (30%, 13% and 10% respectively) of purchases for the six months ended September 30, 2021.

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

The Company had 4,371,379 and 1,951,490 shares relating to options, 2,087,104 and 1,734,443 shares relating to warrants and 2,227,030 and -0- million convertible preferred shares at September 30, 2021 and 2020, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.
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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market, or foreign-currency risks.

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

As of September 30, 2021 and 2020, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.
Correction of Previously Issued Financial Statements

The accompanying consolidated statement of operations for the three and six months ended September 30, 2020 has been corrected for the following: a reclassification of depreciation expense of $182,306 and $412,317, respectively, to cost of goods sold related to assets utilized in the production of inventory and an adjustment to reclassify sales and marketing expenses of $595,384 and 1,382,508, respectively, as a reduction in revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received. The Company assessed the materiality of the misstatement quantitively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole. As a result of the correction for the three and six months ended September 30, 2020, cost of goods sold increased from $6,326,958 to $6,509,264 and from $14,696,484 to $15,104,105, respectively, and revenue decreased from $10,755,946 to $10,160,552 and $24,975,370 to $23,592,862, respectively which combined resulted in a decrease of gross profit from $4,428,988 to $3,651,288 and from $10,278,886 to $8,488,757, respectively. The correction had no impact on total operating loss and net loss. The misstatement was identified by the Company and corrected initially in the year end results for the twelve months ending March 31, 2021.
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

The Company has evaluated other recent accounting pronouncements through September 30, 2021 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

Property and Equipment consisted of the following at:	September 30, 2021 (unaudited)	March 31, 2021
Machinery and Equipment	$5,127,752	$4,812,344
Office Equipment	55,439	55,439
Less: Accumulated Depreciation	(4,175,630)	(3,857,600)
Property and Equipment, net	$1,007,561	$1,010,183

Depreciation expense for the three months ended September 30, 2021 and 2020 was $159,015 and $184,406, respectively.

Depreciation expense for the six months ended September 30, 2021 and 2020 was $318,030 and $412,317, respectively.

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of September 30, 2021 and March 31, 2021 was 7.0%

To secure the payment and performance of the obligations under the Credit Agreement, we granted to SCM a continuing security interest in all of our assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

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

NOTE 4 - PAYCHECK PROTECTION PROGRAM LOAN

On April 29, 2020, Alkaline 88, LLC (the "Borrower"), a wholly owned subsidiary of the Company, signed a promissory note with MidFirst Bank (the "Lender") in the amount of $325,800, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020.  The loan was forgiven on October 14, 2021 as authorized by Section 1106 of the CARES Act.

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

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. The Company paid $500,000 and $1,000,000 in the three and six months ended September 30, 2021, respectively and the Company will be paying $250,000 in each quarter in the fiscal years ended March 31, 2023 and March 31, 2024

In addition, the Company issued 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022, and May 1, 2023, respectively. The term of the Endorsement Agreement is three years, commencing on May 1, 2021  and terminating on May 1, 2024 (the " Term"). The Series S Preferred Stock was value at $6,681,090 based on the Company's closing stock price of $1.00 per share on May 12, 2021. The Company valued the vested Series S Preferred Stock at $2,227,030, which amount was recognized by the Company  as a prepaid expense that is being expensed over the initial twelve months of the Endorsement Agreement's Term. The prepaid expense at September 30, 2021 was $1,299,100.

In the three and six months ended September 30, 2021, the Company recognized an expense of 1,056,758 and $1,927,929, respectively, in connection with the agreement and anticipates recognizing an expense of 556,758 in the quarter ended December 31, 2021 and March 31, 2022 for a total expense of $3,041,444 for the year ended March 31, 2022.  In the years ended March 31, 2023 and March 31, 2024, the Company anticipates recognizing an expense in the amount of $3,227,030 and $3,227,030 respectively.

Common Stock

Private Placement

On July 6, 2021, we completed a private placement of 4,757,381 subscription receipts at a price of $1.05 per subscription receipt for total gross proceeds of $4,995,250. The subscription receipts were held in escrow until September 29, 2021 when each subscription receipt was converted into one unit consisting of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock for a period of three years from the date of issuance thereof at a price of $1.25 per share.

Share Issuance

Effective as of April 15, 2021, the Company issued 38,834 shares of our common stock to non-employees in consideration for services to be rendered to the Company. The total fair value of the shares is $40,000 based upon the per share closing price of the Company's common stock on the NASDAQ stock exchange on April 15, 2021.  In addition, effective as of August 27, 2021 and September 29, 2021, the Company issued 73,684 and 16,118, respectively shares of our common stock to non-employees in consideration for services rendered to the Company.  The total fair value of the shares is $140,000 and $25,789, respectively, based upon the per share closing price of the Company's common stock on the NASDAQ stock exchange on August 20, 2021 and September 29, 2021. All of these shares were issued pursuant to a consulting agreement dated June 15, 2020, whereby the Company engaged an entity to perform consulting services for the Company for a period of one year. The Company agreed to pay a retainer in the amount of $40,000 per month. The agreement has been terminated and no further amounts are owed by the Company under this agreement.

Effective as of August 20, 2021, the Company issued 83,000 shares of our common stock to non-employees in consideration for services to be rendered to the Company. The total fair value of the shares is $141,930 based upon the per share closing price of the Company's common stock on the NASDAQ stock exchange on August 20, 2021.

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

The Company issued 118,692 shares of common stock during the three months ending September 30, 2021 in connection with the exercise of stock options of which 55,000 options were with a payment to the Company for the exercise price of $59,950 and the remaining amount of stock options were exercised as a cashless exercise under the plan.

On July 27, 2021, the Company granted an aggregate of 454,000 stock options to certain employees for the purchase of up to 454,000 shares of common stock pursuant to the 2020 Equity Incentive Plan. Each stock option is exercisable at a price of $1.75 per share until July 27, 2031.

Warrants

The Company issued 1,277,777 shares of common stock during the three months ending June 30, 2021 in connection with the exercise of warrants with a payment to the Company for the exercise price of $652,777.

The Company issued 9,523,376 shares of common stock during the three months ending September 30, 2021 in connection with the exercise of warrants with a payment to the Company for the exercise price of $11,904,220.

On September 29, 2021, the Company issued 4,757,381 share purchase warrant and at exercise price of $1.25 per share.  These warrants were issued in connection with the private placement of common stock on September 29, 2021.

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

Operating Lease expense for the three and six months ended September 30, 2021 was $91,611 and $192,526, respectively.

Operating Lease expense for the three and six months ended September 30, 2020 was $59,461 and $94,215, respectively.

September 30, 2021
Operating lease right-of-use asset - current portion	$185,517
Operating lease right-of-use asset - non-current portion	190,348

Total Operating lease right-of-use asset	$375,865

Operating lease liability - current portion	$207,007
Operating lease liability - non-current portion	193,798

Total Operating lease liability	$400,805

Weighted average remaining lease term (in years):
Operating leases	1.0

Weighted average discount rate:
Operating leases	7.0%

Supplemental cash flow information related to leases is as follows:

Maturities of undiscounted lease liabilities as of September 30, 2021 are as follows:

Operating Leases
Year ending March 31, 2022	$118,977
Year ending March 31, 2023	191,379
Year ending March 31, 2024	119,150
Total lease payments	429,505
Less: Imputed interest	(28,700)
Total lease obligations	$400,805

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

As of October 14, 2021, the Company's loan under the Paycheck Protection Program ("PPP") was forgiven as authorized by Section 1106 of the CARES Act. The outstanding principal balance of $325,800 along with accrued interest of $4,751 totalling $330,551 was forgiven.

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

Results of Operations

Three Months Ended September 30, 2021 and September 30, 2020

Our results of operations for the three months ended September 30, 2021 and September 30, 2020 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2021	2020
Revenue	$15,255,765	$10,160,552
Cost of goods sold	10,091,415	6,509,264
Gross profit	$5,164,350	$3,651,288
Net Loss	$(10,378,473)	$(4,361,628)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2021 of $15,255,765, as compared to $10,160,552 for the three months ended September 30, 2020, an increase of 50% generated by sales of our alkaline water and flavor infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country and increased demand due to Covid-19. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, and Midwest region. Combined, they service over 16,000 customers in five states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our CBD products are presently available for purchase on our E-commerce websites, www.a88cbd.com and www.a88hemp.com, in addition to a growing number of brick and mortar retail locations.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended September 30, 2021, we had cost of goods sold of $10,091,415 or 66% of revenue, as compared to cost of goods sold of $6,509,264 or 64% of revenue, for the three months ended September 30, 2020.

Expenses

Our operating expenses for the three months ended September 30, 2021 and September 30, 2020 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2021	2020
Sales and marketing expenses	$10,120,875	$4,389,335
General and administrative expenses	5,251,751	3,492,648
Total operating expenses	$15,372,626	$7,881,983

For the three months ended September 30, 2021, our total operating expenses were $ 15,372,626 as compared to $7,881,983 for the three months ended September 30, 2020.

For the three months ended September 30, 2021, the total included $10,120,875 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased out-bound freight expenses (from approximately $1.7 million to $4.8 million) and sales promotional expenses (from approximately $0.3 million to approximately $2.5 million), increase which is primarily due to signing Alkaine88 brand ambassador. General and administrative expenses of $5,251,751, consisted primarily of approximately $2.8 million of professional fees, media fees and legal fees, non-cash stock award and option expense in the amount of approximately $0.7 million and approximately $1.1 million of wages and wage related expenses.

For the three months ended September 30, 2020, the total included $4,389,335 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $3,492,648, consisted primarily of approximately $1.6 million of professional fees, media fees and legal fees, stock option expense in the amount of approximately $0.8 million and approximately $0.7 million of wages and wage related expenses.

Six Months Ended September 30, 2021 and September 30, 2020

Our results of operations for the six months ended September 30, 2021 and September 30, 2020 are as follows:

	For the six months	For the six months
	ended	ended
	September 30,	September 30,
	2021	2020
Revenue	$29,369,343	$23,592,862
Cost of goods sold	19,402,426	15,104,105
Gross profit	9,966,917	8,488,757
Net Loss	$(17,804,099)	$(7,382,631)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the six months ended September 30, 2021 of $29,369,343 as compared to $23,592,862 for the six months ended September 30, 2020, an increase of 24% generated by sales of our alkaline water and flavor infused water. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, and Midwest region. Combined, they service over 16,000 customers in five states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2021, we had cost of goods sold of $19,402,426, or 66% of revenue, as compared to cost of goods sold of $15,104,105 or 64% of revenue, for the six months ended September 30, 2020. The decrease in gross profit rate is a result of increased raw material cost from our suppliers.

Expenses

Our operating expenses for the six months ended September 30, 2021 and September 30, 2020 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2021	2020
Sales and marketing expenses	$17,277,275	$8,107,566
General and administrative expenses	10,216,125	7,442,565
Total operating expenses	$27,493,400	$15,550,131

For the six months ended September 30, 2021, our total operating expenses were $27,493,400, as compared to $15,550,131 for the six months ended September 30, 2020.

For the six months ended September 30, 2021, the total included $17,277,275 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased out-bound freight expense (from approximately $3.5 million to $7.7 million) and sales promotional expenses (from approximately $0.4 million to approximately $4.0 million), increase which is primarily due to signing Alkaine88 brand ambassador.  General and administrative expenses of $10,216,125, consisted primarily of approximately $5.5 million of professional fees, stock award and option expense in the amount of approximately $1.4 million and approximately $2.1 million of wage and wage related expenses.

For the six months ended September 30, 2020, the total included $8,107,566 of sales and marketing expenses and $7,442,565 of general and administrative expenses, consisting primarily of approximately $3.3 million of professional fees, stock option expense in the amount of approximately $1.9 million and approximately $1.4 million of wage and wage related expenses.

Liquidity and Capital Resources

Working Capital

	At September 30, 2021	At March 31, 2021
Current assets	$30,626,644	$23,271,259
Current liabilities	16,908,486	13,244,041
Working capital	$13,718,158	$10,027,218

Current Assets

Current assets as of September 30, 2021 and March 31, 2021 primarily relate to $10,419,065 and $ 9,130,956 in cash, $10,983,231 and $ 8,458,176 in accounts receivable and $6,277,844 and $ 4,407,720 in inventory.

Current Liabilities

Current liabilities as of September 30, 2021 and March 31, 2021 primarily relate to $7,984,651 and $ 7,055,348 in accounts payable, revolving financing of $6,997,928 and $ 4,324,412, and accrued expenses of $1,388,349 and $1,306,106 respectively.

Cash Flows

Our cash flows for the six months ended September 30, 2021 and September 30, 2020 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2021	2020
Net Cash used in operating activities	$(18,730,426)	$(8,111,51)6
Net Cash used in investing activities	(315,408)	(90,109)
Net Cash provided by financing activities	20,333,943	7,616,820
Net (decrease) in cash and cash equivalents	$1,288,109	$(584,805)

Operating Activities

Net cash used in operating activities was $18,730,426 for the six months ended September 30, 2021, as compared to $8,111,516 used in operating activities for the six months ended September 30, 2020. The increase in net cash used in operating activities was primarily due the increased net loss after adjusting for non-cash activity of  approximately $8.3 million and increases in accounts receivable and inventory.

Investing Activities

Net cash used in investing activities was $315,408 for the six months ended September 30, 2021, as compared to $90,109 used in investing activities for the six months ended September 30, 2020. The increase in net cash used in investing activities was from an increase in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2021 was $20,333,943, as compared to $7,616,820 for the six months ended September 30, 2020. The increase in net cash provided by financial activities is primarily due to an increase in the proceeds from the exercise of warrants of approximately $7.7 million and an increase in proceeds of $5.2 million in the Company's revolver financing.

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

We believe cash on hand, plus the anticipated exercise of outstanding warrants will adequately fund the Company's planned operations and capital needs for the next 12 months.  However, if our current plans change or are accelerated or we choose to increase our  production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)

10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41	Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
10.49	Underwriting Agreement, dated March 8, 2019, by and between The Alkaline Water Company Inc. and Canaccord Genuity LLC, as representative of the underwriters named therein (incorporated by reference from our Current Report on Form 8-K, filed on March 11, 2019)
10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P. (incorporated by reference from our Annual Report on Form 10-K filed on July 1, 2019)
10.52	Agreement and Plan of Merger, dated as of September 9, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2019)
10.53	Amendment to the Agreement and Plan of Merger, dated as of October 31, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2019)
10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)
10.57	Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)
10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)
10.60	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2021)

(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	INS XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: November 9, 2021	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)