Form 10-Q
period 2021-12-31
ALKALINE WATER Co INC
filed 2022-02-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

109,250,353 shares of common stock issued and outstanding as of February 14, 2022.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2021	March 31, 2021
ASSETS
Current assets
Cash	$3,293,292	$9,130,956
Accounts receivable, net	7,773,196	8,458,176
Inventory	8,829,559	4,407,720
Prepaid expenses	2,262,704	1,037,961
Operating lease right-of-use asset - current portion	167,299	236,446

Total current assets	22,326,050	23,271,259

Fixed assets - net	1,026,467	1,010,183
Operating lease right-of-use asset	143,693	269,167

Total assets	$23,496,210	$24,550,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,389,169	$7,055,348
Accrued expenses	1,409,648	1,306,106
Revolving financing	6,426,601	4,324,412
PPP loan payable - current portion	-	328,570
Operating lease liability - current portion	162,147	229,605

Total current liabilities	15,387,565	13,244,041

Operating lease liability	175,043	292,582

Total liabilities	15,562,608	13,536,623

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 4,454,060 Series S issued and outstanding on December 31, 2021 and nil issued and outstanding on March 31, 2021	4,454	-
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 107,242,070 and 87,465,178 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	107,244	87,464
Additional paid in capital	106,293,256	80,857,742
Accumulated deficit	(98,471,352)	(69,931,220)

Total stockholders' equity	7,933,602	11,013,986

Total liabilities and stockholders' equity	$23,496,210	$24,550,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenue	$15,110,400	$9,616,200	$44,479,743	$33,209,062

Cost of Goods Sold	10,128,144	6,263,961	29,530,570	21,368,066

Gross Profit	4,982,256	3,352,239	14,949,173	11,840,996

Operating expenses
Sales and marketing expenses	9,572,279	4,091,435	26,849,554	12,199,001
General and administrative	6,333,663	3,484,221	16,549,788	10,926,786

Total operating expenses	15,905,942	7,575,656	43,399,342	23,125,787

Total operating loss	(10,923,686)	(4,223,417)	(28,450,169)	(11,284,791)

Other expense
Gain on forgiveness of PPP loan payable	330,551	-	330,551	-
Interest expense	(142,898)	(136,917)	(420,514)	(458,174)

Total other expense	187,653	(136,917)	(89,963)	(458,174)

Net loss	$(10,736,033)	$(4,360,334)	$(28,540,132)	$(11,742,965)

LOSS PER SHARE (Basic and Diluted)	$(0.10)	$(0.06)	$(0.30)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	105,580,951	73,528,255	95,891,561	66,286,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY
CONDENSED  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Stock Payable	Deficit	Total

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$(53,521,700)	$1,622,133

Preferred stock conversion	(3,400,000)	(3,400)	3,400,000	3,400				-

Common shares issued in connection with offerings			9,750,000	9,750	3,890,250	(1,000,000)		2,900,000

Common shares issued upon exercise of warrants			287,666	288	258,612			258,900

Common shares issued to non-employees and employees			472,000	472	486,828			487,300

Stock Option expense					661,959			661,959

Stock Option exercise			116,000	116	61,364			61,480

Stock Payable						1,999,998		1,999,998

Net (loss)							(3,021,003)	(3,021,003)

Balance, June 30, 2020	-	$-	59,611,258	$59,611	$59,453,861	$1,999,998	$(56,542,703)	$4,970,767

Common shares issued in connection with offerings			4,444,440	4,444	1,995,554	(1,999,998)		-

Common shares issued upon exercise of warrants			8,839,399	8,839	4,555,484			4,564,323

Common shares issued to non-employees			191,136	191	326,408			326,599

Stock Option expense					204,594			204,594

Stock Option exercise			236,239	236	(236)			-

Net (loss)							(4,361,628)	(4,361,628)

Balance, September 30, 2020	-	$-	73,322,472	$73,321	$66,535,665	$-	$(60,904,331)	$5,704,655

Common shares issued upon exercise of warrants			166,666	167	91,498			91,665

Common shares issues to non-employees			97,977	99	119,900			119,999

Common shares issued to employees			50,000	50	49,950			50,000

Stock Option expense					213,698			213,698

Net (loss)							(4,360,334)	(4,360,334)

Balance, December 31, 2020	-	$-	73,637,115	$73,637	$67,010,711	$-	$(65,264,665)	$1,819,683

Balance, March 31, 2021	-	$-	87,465,178	$87,464	$80,857,742	$-	$(69,931,220)	$11,013,986

Preferred stock issuance	6,681,090	6,681			2,220,350			2,227,031

Common shares issued upon exercise of warrants			1,277,777	1,278	651,499			652,777

Common shares issued to non-employees and employees			855,499	856	39,144			40,000

Stock option and RSU-related stock compensation expense					651,648			651,648

Stock Option exercise			162,668	163	48,068			48,231

Net (loss)							(7,425,626)	(7,425,626)

Balance, June 30, 2021	6,681,090	$6,681	89,761,122	$89,761	$84,468,451	$-	$(77,356,846)	$7,208,047

Common shares issued in connection with offerings			4,757,381	4,757	4,990,493			4,995,250

Common shares issued upon exercise of warrants			9,523,376	9,526	11,894,694			11,904,220

Common shares issued to non-employees			172,802	173	307,546			307,719

Stock option and RSU-related stock compensation expense					625,556			625,556

Stock Option exercise			118,692	118	59,832			59,950

Net (loss)							(10,378,473)	(10,378,473)

Balance, September 30, 2021	6,681,090	$6,681	104,333,373	$104,335	$102,346,572	$-	$(87,735,319)	$14,722,269

Common shares issued upon exercise of warrants			666,667	667	832,649			833,316

Preferred Stock conversion to common stock	(2,227,030)	(2,227)	2,227,030	2,227				-

Common shares issued to non-employees			15,000	15	20,685			20,700

Stock option and RSU-related stock compensation expense					3,093,350			3,093,350

Net (loss)							(10,736,033)	(10,736,033)

Balance, December 31, 2021	4,454,060	$4,454	107,242,070	$107,244	$106,293,256	$-	$(98,471,352)	$7,933,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,540,132)	$(11,742,965)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	477,045	694,279
Shares issued and vested, options and RSU amortized for employee and non-employee services	6,966,005	2,064,149
Non-cash lease expense	9,624	932
Changes in operating assets and liabilities:
Accounts receivable	684,980	27,421
Inventory	(4,421,839)	(1,193,794)
Prepaid expenses and other current assets	(1,224,743)	414,525
Accounts payable	333,821	(410,773)
Accrued expenses	(225,028)	543,938

NET CASH USED IN OPERATING ACTIVITIES	(25,940,267)	(9,602,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(493,329)	(152,877)

CASH USED IN INVESTING ACTIVITIES	(493,329)	(152,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing	2,102,189	(3,291,739)
Proceeds from promissory note payable	-	325,800
Proceeds from sale of common stock, net	4,995,250	4,899,998
Proceeds for the exercise of warrants, net	13,390,313	4,914,888
Proceeds for the exercise of stock options, net	108,180	61,480

CASH PROVIDED BY FINANCING ACTIVITIES	20,595,932	6,910,427

NET CHANGE IN CASH	(5,837,664)	(2,844,738)

CASH AT BEGINNING OF PERIOD	9,130,956	4,561,682

CASH AT END OF PERIOD	$3,293,292	$1,716,944

INTEREST PAID	$411,866	$411,507

TAXES PAID	$-	$-

SUPPLEMENTAL DISCLOSURE of NON-CASH INVESTING AND FINANCIAL ACTIVITIES

ISSUANCE OF COMMON SHARES TO SETTLE STOCK PAYABLE	$-	$1,000,000

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

Basis of presentation

These unaudited financial statements represent the condensed consolidated financial statements of The Alkaline Water Company and its wholly owned subsidiaries (collectively, the "Company"). These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as set forth in the Company's Form 10-K, filed with the SEC on July 2, 2021, which included all disclosures required by generally accepted accounting principles ("GAAP") In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position on a consolidated basis and the consolidated results of operations, equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended December 31, 2021 and 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three and nine months ended December 31, 2021 and 2020 is unaudited. The consolidated balance sheet at March 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its six wholly owned subsidiaries: A88 Infused Beverage Division Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), A88 Infused Products Inc. (a Nevada Corporation), AWC Acquisition Company Inc. (a Nevada corporation), The Clean Beverage Company Inc. (a Nevada corporation) and Alkaline 88, LLC (an Arizona Limited Liability Company). All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc., A88 Infused Beverage Division, Inc., A88 Infused Products Inc., A88 International, Inc., AWC Acquisition Company Inc., The Clean Beverage Company, Inc., and Alkaline 88, LLC will be collectively referred herein to as the "Company". Any reference herein to "The Alkaline Water Company Inc.", the "Company", "we", "our" or "us" is intended to mean The Alkaline Water Company Inc., including the subsidiaries indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney's client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $3,293,292 and $9,130,956 in cash at December 31, 2021 and March 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.
Accounts receivable consisted of the following as of December 31, 2021 and March 31, 2021:

	December 31,	March 31,
	2021	2021
Trade receivables	$8,113,196	$8,798,176
Less: Allowance for doubtful accounts	(340,000)	(340,000)
Net accounts receivable	$7,773,196	$8,458,176

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
As of December 31, 2021, and March 31, 2021, inventory consisted of the following:
	December 31, 2021	March 31, 2021
Raw materials	$3,625,392	$3,055,091
Finished goods	5,204,167	1,352,629
Total inventory	$8,829,559	$4,407,720

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

The Company currently anticipates its cash on hand, funds from the exercise of outstanding warrants, and access to its ATM facility, will adequately fund the Company's planned operations and capital needs for the next 12 months. However, if our current plans change or are accelerated or we choose to increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to continue as a going concern.

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

Revenue consists of the gross sales price, less variable consideration, consisting of estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $4,105,279 and $1,837,964 for the three months ended December 31, 2021 and 2020, respectively and $11,824,231 and $5,315,518 for the nine months ended December 31, 2021 and 2020, respectively.

Concentration Risks

We have 2 major customers that together account for 32% (17% and 15%, respectively) of accounts receivable at December 31, 2021, 2 customer that accounts for 34% (17% and 17%, respectively) of total revenues for the three months ended December 31, 2021 and 2 customers that accounts for 33% (19% and 14%, respectively) of the total revenues earned for the nine months ended December 31, 2021. The Company has 3 vendors that accounts for 52% (27%, 14% and 11% respectively) of purchases for the three months ended December 31, 2021 and 3 vendors that accounted for 49% (25%, 14% and 10% respectively) of purchases for the nine months ended December 31, 2021.

We have 2 major customers that together account for 35% (18% and 17%, respectively) of accounts receivable at December 31, 2020, 2 customer that accounts for 40% (25% and 15%, respectively) of total revenues for the three months ended December 31, 2020 and 2 customers that accounts for 40% (23% and 17%, respectively) of the total revenues earned for the nine months ended December 31, 2020. The Company has 2 vendors that accounts for 48% (24% and 24% respectively) of purchases for the three months ended December 31, 2020 and 3 vendors that accounted for 53% (23%, 19% and 11% respectively) of purchases for the nine months ended December 31, 2020.

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

The Company had 4,033,949 and 1,348,566 shares relating to options and 780,009 and 2,453,243 shares relating to warrants at December 31, 2021 and 2020, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.
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

As of December 31, 2021, and 2020, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.
Correction of Previously Issued Financial Statements

The accompanying consolidated statement of operations for the three and nine months ended December 31, 2020 has been corrected for the following: a reclassification of depreciation expense of $278,751 and $686,372, respectively, to cost of goods sold related to assets utilized in the production of inventory and an adjustment to reclassify sales and marketing expenses of $563,495 and $1,946,003, respectively, as a reduction in revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received. The Company assessed the materiality of the misstatement quantitively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole. As a result of the correction for the three and nine months ended December 31, 2020, cost of goods sold increased from $5,985,210 to $6,263,961 and from $20,681,694 to $21,368,066, respectively, and revenue decreased from $10,179,695 to $9,616,200 and $35,155,065 to $33,209,062, respectively which combined resulted in a decrease of gross profit from $4,194,485 to $3,352,239 and from $14,473,371 to $11,840,996, respectively. The correction had no impact on total operating loss and net loss. The misstatement was identified by the Company and corrected initially in the year end results for the twelve months ending March 31, 2021.
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

The Company has evaluated other recent accounting pronouncements through December 31, 2021 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2021	March 31, 2021
Machinery and equipment	$5,305,673	$4,812,344
Office equipment	55,439	55,439
Less: accumulated depreciation	(4,334,645)	(3,857,600)
Property and equipment, net	$1,026,467	$1,010,183

Depreciation expense for the three months ended December 31, 2021 and December 31, 2020 was $159,014 and $281,962, respectively.

Depreciation expense for the nine months ended December 31, 2021 and December 31, 2020 was $477,045 and $694,279, respectively.

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

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of December 31, 2021 was 6.5%.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for the Company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company was in compliance with those covenants as of December 31, 2021.

The balance of the revolving financing was $6,426,601 and $4,324,412 at December 31, 2021 and March 31, 2021, respectively.

NOTE 4 - PAYCHECK PROTECTION PROGRAM LOAN

On April 29, 2020, Alkaline 88, LLC (the "Borrower"), a wholly owned subsidiary of the Company, signed a promissory note with MidFirst Bank (the "Lender") in the amount of $325,800, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020 (the "PPP Loan").

The promissory note issued by Borrower, matures on April 29, 2022 and bears interest at a rate of 1% per annum.  Borrower shall pay principal plus interest accrued under the promissory note in 18 equal monthly installments beginning on October 29, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of October 14, 2021, the Company's loan under the Paycheck Protection Program ("PPP") was forgiven as authorized by Section 1106 of the CARES Act.  The outstanding principal balance of $325,800 along with accrued interest of $4,751 totaling $330,551 was forgiven.

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

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. As of December 31, 2021, the Company has paid $1,000,000 under this agreement. The Company will be paying $250,000 in each quarter in the fiscal years ended March 31, 2023 and March 31, 2024.

In addition, the Company agreed to grant 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022, and May 1, 2023, respectively. The term of the Endorsement Agreement is three years, commencing on May 1, 2021 and terminating on May 1, 2024 (the " Term"). The Series S Preferred Stock was value at $6,681,090 based on the Company's closing stock price of $1.00 per share on May 12, 2021. The Company valued the vested Series S Preferred Stock at $2,227,030, which amount was recognized by the Company as a prepaid expense that is being expensed over the initial twelve months of the Endorsement Agreement's Term. The prepaid expense at December 31, 2021 was $742,342.

In the three and nine months ended December 31, 2021, the Company recognized an expense of $556,758 and $2,484,687 respectively, in connection with the agreement.

Common Shares

Share Issuance

Effective as of November 19, 2021, we issued 2,227,030 shares of our common stock to one entity upon conversion of 2,227,030 shares of our Series S Preferred Stock without the payment of any additional consideration.

On December 20, 2021, the Issuer granted an award of 15,000 shares of common stock as a "restricted award" under their 2020 Equity Incentive Plan to a director.

Restricted Awards

On November 11, 2021, we granted awards of an aggregate of 2,000,000 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to certain directors, officers, employees, and consultants, fourteen persons in total. These shares will vest on January 15, 2022. In the three and nine months ended December 31, 2021, the Company recognized an expense of $2,460,000 in connection with the grant and anticipates recognizing an expense of $820,000 in the quarter ended March 31, 2022 for a total expense of $3,280,000 for the year ended March 31, 2022. The grantees have no rights or privileges as stockholders of our company with respect to the unvested shares including, without limitation, the right to vote such shares and receive all dividends or other distributions paid with respect to such shares.

NOTE 6 - OPTIONS AND WARRANTS

Options

Issuance of Options

On November 11, 2021, we granted an aggregate of 129,000 stock options to five employees for the purchase of up to 129,000 shares of our common stock pursuant to our 2020 Equity Incentive Plan. Each stock option is exercisable at a price of US$1.64 per share until November 10, 2031. The stock options will vest as to 50% on each anniversary of the grant date.

Warrants

Exercise of Warrants

Effective as of November 15, 2021, we issued an aggregate of 666,667 shares of our common stock to one individual upon exercise of our common stock purchase warrants with an exercise price of $1.25 per share for aggregate gross proceeds of $833,334.

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

Operating Lease expense for the three and nine months ended December 31, 2021 was $92,481 and $285,007, respectively. Operating lease expense for the three and nine months ended December 31, 2020 was $64,225 and $158,440, respectively.

Operating Leases:
December 31, 2021
Operating lease right-of-use asset - current portion	$167,299
Operating lease right-of-use asset - non-current portion	143,693

Total Operating lease right-of-use asset	$310,992

Operating lease liability - current portion	$162,147
Operating lease liability - non-current portion	175,043

Total Operating lease liability	$337,190

Weighted average remaining lease term (in years):
Operating leases	1.0

Weighted average discount rate:
Operating leases	7.0%

Supplemental cash flow information related to leases is as follows:

Maturities of undiscounted lease liabilities as of December 31, 2021 are as follows:

Operating Leases
Year ending March 31, 2022	$47,288
Year ending March 31, 2023	191,379
Year ending March 31, 2024	119,150
Total lease payments	357,816
Adjusted for interest	(20,626)
Total lease obligations	$337,190

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

NOTE 9 - SUBSEQUENT EVENTS

On January 11, 2022, we issued 1,617 shares of our common stock on account of an employee exercising 3,000 stock options on a cashless basis with an exercise price of $0.53 per share.

On January 15, 2022, we issued an aggregate of 2,000,000 shares of our common stock that had vested from "restricted awards" granted on November 11, 2021 under our 2020 Equity Incentive Plan to certain directors, officers, employees, and consultants, fourteen persons in total.

On January 15, 2022, we issued 6,666 shares of our common stock to an employee that had vested from a restricted award previously granted.

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

As used in this quarterly report on Form 10-Q, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiaries A88 Infused Beverage Division, Inc. (a Nevada Corporation hereinafter referred to as "A88 Infused"), A88 International, Inc. (a Nevada Corporation), A88 Infused Products, Inc. (a Nevada Corporation), The Clean Beverage Company Inc. (a Nevada corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

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

Results of Operations

Three Months Ended December 31, 2021 and December 31, 2020

Our results of operations for the three months ended December 31, 2021 and December 31, 2020 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2021	2020
Revenue	$15,110,400	$9,616,200
Cost of goods sold	10,128,144	6,623,961
Gross profit	$4,982,256	$3,352,239

Net Loss	$(10,736,033)	$(4,360,334)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2021 of $15,110,400 as compared to $9,616,200 for the three months ended December 31, 2020, an increase of 57% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country and increased demand due to Covid-19. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, and Midwest region. Combined, they service over 16,000 customers in five states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our CBD products are presently available for purchase on our E-commerce websites, www.a88cbd.com and www.a88hemp.com, in addition to a growing number of brick and mortar retail locations

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2021, we had cost of goods sold of $10,128,144, or 67% of revenue, as compared to cost of goods sold of $6,263,961 or 65% of revenue, for the three months ended December 31, 2020.

Expenses

Our operating expenses for the three months ended December 31, 2021 and December 31, 2020 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2021	2020
Sales and marketing expenses	$9,572,279	$4,091,435
General and administrative expenses	6,333,663	3,484,221
Total operating expenses	$15,905,942	$7,575,657

For the three months ended December 31, 2021, our total operating expenses were $15,905,942 as compared to $7,575,656 for the three months ended December 31, 2020.

For the three months ended December 31, 2021, the total included $9,572,279 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $6,333,663, consisted primarily of approximately $1.3 million of professional fees, media fees and legal fees, stock option and restricted stock expense in the amount of approximately $2.3 million and approximately $1.5 million of wages and wage related expenses.

For the three months ended December 31, 2020, the total included $4,091,435 of sales and marketing expenses.  Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $3,484,221, consisted primarily of approximately $2,0 million of professional fees, media fees and legal fees, stock option expense in the amount of approximately $0.4 million and approximately $0.8 million of wages and wage related expenses.

Nine Months Ended December 31, 2021 and December 31, 2020

Our results of operations for the nine months ended December 31, 2021 and December 31, 2020 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2021	2020
Revenue	$44,479,743	$33,209,062
Cost of goods sold	29,530,570	21,368,066
Gross profit	$14,949,173	$11,840,996

Net Loss	$(28,540,132)	$(11,742,965)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the nine months ended December 31, 2021 of $44,479,743 as compared to $33,209,062 for the nine months ended December 31, 2020, an increase of 34% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country and increased demand due to Covid-19. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, and Midwest region. Combined, they service over 16,000 customers in five states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our CBD products are presently available for purchase on our E-commerce websites, www.a88cbd.com and www.a88hemp.com, in addition to a growing number of brick and mortar retail locations.

For the nine months ended December 31, 2021, we had cost of goods sold of $29,530,570, or 66% of revenue, as compared to cost of goods sold of $21,368,066 or 64% of revenue, for the nine months ended December 31, 2020.

Expenses

Our operating expenses for the nine months ended December 31, 2021 and December 31, 2020 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2021	2020
Sales and marketing expenses	$26,849,554	$12,199,001
General and administrative expenses	16,549,788	10,926,786
Total operating expenses	$43,399,342	$23,125,788

For the nine months ended December 31, 2021, our total operating expenses were $43,399,342, as compared to $23,125,788 for the nine months ended December 31, 2020.

For the nine months ended December 31, 2021, the total included $26,849,554 of sales and marketing expenses. Sales and marketing expenses increased compared to the nine months ended December 31, 2020 as a result of increased out bound freight to our customers of approximately $6.5 million, increased advertising and promotional expenses of approximately $2.9 million and increased non-cash stock expense of approximately $1.7 million. General and administrative expenses of $16,549,788, consisted primarily of approximately $6.8 million of professional fees, stock option and stock award expense in the amount of approximately $3.7 million and approximately $3.6 million of wage and wage related expenses.

For the nine months ended December 31, 2020, the total included $12,199,001 of sales and marketing expenses and $10,926,786 of general and administrative expenses, consisting primarily of approximately $5.3 million of professional fees, stock option expense in the amount of approximately $2.3 million and approximately $2.2 million of wage and wage related expenses.

Liquidity and Capital Resources

Working Capital

	At December	At March 31,
	31, 2021	2021
Current assets	$22,326,050	$23,271,259
Current liabilities	15,387,565	13,244,041
Working capital	$6,938,485	$10,027,218

Current Assets

Current assets as of December 31, 2021 and March 31, 2021 primarily relate to $3,293,292 and $9,130,956 in cash, $7,773,196 and $8,458,176 in accounts receivable and $8,829,559 and $4,407,720 in inventory, respectively.

Current Liabilities

Current liabilities as of December 31, 2021 and March 31, 2021 primarily relate to $7,389,169 and $7,055,348 in accounts payable, revolving financing of $6,426,601 and $4,324,412, and accrued expenses of $1,409,648 and $1,306,106 respectively.

Cash Flows

Our cash flows for the nine months ended December 31, 2021 and December 31, 2020 are as follows:

	For the nine	For the nine
	months	Months
	ended	ended
	December	December
	31,	31,
	2021	2020
Net cash used in operating activities	$(25,940,267)	$(9,602,288)
Net cash used in investing activities	(493,329)	(152,877)
Net cash provided by financing activities	20,595,932	6,910,427
Net increase (decrease) in cash and cash equivalents	$(5,837,664)	$(2,844,738)

Operating Activities

Net cash used in operating activities was $25,940,267 for the nine months ended December 31, 2021, as compared to $9,602,288 used in operating activities for the nine months ended December 31, 2020. The increase of approximately $16 million in net cash used in operating activities is primarily due to approximately $16 million increase of net loss in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020.

Investing Activities

Net cash used in investing activities was $493,329 for the nine months ended December 31, 2021, as compared to $152,877 used in investing activities for the nine months ended December 31, 2020.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2021 was $20,595,932, as compared to $6,910,427 for the nine months ended December 31, 2020. The increase of approximately $13.7 million in net cash provided by financing activities is primarily due to increase of approximately $8.5 million increase of proceeds provided by sale of common stock and proceeds from the exercise of warrants, and by an increase of approximately $5.4 million of cash flows from revolving financing, net of repayments in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020.

Cash Requirements

We believe that between the cash on hand as of December 31, 2021, expected warrant exercises, and our credit line, we will have sufficient cash to sustain operations including our cash needs through at least December 31, 2022. If our own financial resources and future cash-flows from operations beyond December 31, 2022 are insufficient to sustain operations, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since the beginning of our fiscal quarter ended December 31, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

THE ALKALINE WATER COMPANY INC.

Date: February 14, 2022	By:	/s/ Richard A. Wright
Richard A. Wright
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)