Form 10-K
period 2022-03-31
ALKALINE WATER Co INC
filed 2022-07-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022

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

97,273,240 shares of common stock at a price of $1.59 per share for an aggregate market value of $154,664,451.60.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of July 14, 2022, there were 122,121,037 shares of common stock outstanding.

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

As used in this annual report on Form 10-K, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc. (a Nevada Corporation) and its six wholly owned subsidiaries: A88 Infused Beverage Division Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), A88 Infused Products Inc. (a Nevada Corporation), The Clean Beverage Company Inc. (a Nevada corporation), AWC Acquisition Company Inc. (a Nevada Corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

Corporate Overview

Founded in 2012, The Alkaline Water Company (NASDAQ and CSE: WTER) is headquartered in Scottsdale, Arizona. Its flagship product, Alkaline88®, is a leading premier alkaline water brand available in bulk and single-serve sizes along with eco-friendly aluminum packaging options. With its innovative, state-of-the-art proprietary electrolysis process, Alkaline88® delivers perfect 8.8 pH balanced alkaline drinking water with trace minerals and electrolytes and boasts our trademarked label 'Clean Beverage.' Quickly being recognized as a growing lifestyle brand, we launched A88 Infused Beverage Division Inc., which includes our CBD water and Alkaline88® Sports Drinks. Our hemp-derived CBD water products are produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

Our bottled alkaline water product is presently available in over 75,000 stores in all 50 states, the District of Columbia, the Caribbean and in Mexico and Canada. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Columbia Distributing, Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, Pacific Northwest and Midwest region. Combined, they service over 25,000 customers in eight states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid, Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Sam's Club, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our full line of Alkaline88® bottled water products and sports drinks are presently available for purchase at www.alkaline88.com and www.thealkalinewaterco.com. Our CBD water products are presently available for purchase on our CBD E-commerce website, www.a88cbd.com, in addition to a growing number of brick and mortar retail locations.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company for our alkaline bottled water products. It has entered into co-packing agreements with nine different bottling companies located in Virginia, Georgia, California, Texas, Wisconsin, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $14.0 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc., Smurfit, and Goodpac.

A88 Infused Products, Inc.

In September 2019, we formed A88 Infused Products, Inc., or "A88 Products," a Nevada corporation and a wholly-owned subsidiary of our company. A88 Product's focus is brand extension and product innovations in the CBD infused products category. We formed A88 Products to meet what we believe is increasing consumer demand for a variety of CBD infused beverage products. During our fiscal year 2022, A88 Products began selling its line of Alkaline88®CBD infused bottled water through ecommerce at www.a88cbd.com. Currently, A88 Products' Alkaline88®CBD infused bottled water products are available for purchase on its E-commerce website, www.a88cbd.com, various third party ecommerce sites, and a growing number of brick and mortar retail locations throughout the United States. As of the date of this annual report, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for four hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use. We currently produce Alkaline88® CBD infused bottled water as a low calorie hemp extract-infused water in five flavors and 5 functional formulas (Resistance, Rest, Relax, Refresh, and Reenergize). We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

Plan of Operations

In order for us to implement our business plan over the next 12 months, we have identified the following milestones that we expect to achieve:

Expansion of Broker Network - We expect to continue to develop our working relationship with our national retail broker network. We continually meet, train, and go on sales call with our national retail broker network in order to take advantage of the momentum currently being created by their efforts and sell into clubs stores and big box retailers. New brokers will also be added in the on-premise and international sales channels to support initiatives that began in Fiscal 2021. We anticipate a considerable amount of travel and ongoing expenses to be incurred as part of this expansion.

Strategically Located DSD Partners - We expect to add Direct Store Distributors ("DSD") partners in the Northeast, Northwest and Mid-Atlantic to further accelerate our retail account penetration, specifically in the convenience store channel.

Increase Manufacturing Capacity - (i) Flagship Alkaline88® product: we expect to add three new co-packer facilities, strategically located to reduce freight costs and meet current volumes and future growth objectives; and (ii) A88 Infused: we expect to add one to three new co-packer facilities strategically located to meet anticipated volumes by product type and future growth objectives.

Expand Retail Distribution - We continue to expand our retail presence through securing new customers and growing the number of SKUs of our products carried by existing customers.

Expand On-Premise Distribution - In addition to adding qualified personnel to lead this area we will be bringing on numerous new brokers and distributors to support our on-premise channels which include, hotels, national parks, airports, universities, restaurants, resorts, health clubs, recreation and other on-premise facilities and businesses

Expand International Distribution - We anticipate adding new brokers, distributors and co-packers to support our international sales initiatives in Canada, Mexico, the Caribbean and potential parts of Asia

Addition of Support Staff and Officers- In order to support expansion efforts and to continue the training and support of our broker network, we anticipate that we will need to hire approximately three to five more people on the corporate level for the specific purpose of supporting hospitality/on-premise sales and DSD sales. We continue to seek and interview candidates to fill our growing need for additional staffing

Capital Considerations - Our business plan can be adjusted based on the available capital to the business.

• On February 22, 2021, we entered into a sales agreement (the "Sales Agreement") with Roth Capital Partners, LLC, as sales agent (the "Agent"), pursuant to which we may offer and sell, from time to time, through or to the Agent, as sales agent and/or principal (the "Offering") up to $20,000,000 in shares of our common stock. Subject to the terms and conditions of the Sales Agreement, the Agent agreed to use its commercially reasonable efforts to sell the shares from time to time, based upon our instructions. Under the Sales Agreement, the Agent may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We have no obligation to sell any of the shares and may at any time suspend offers under the Sales Agreement. The Offering will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) five days' advance notice from one party to the other, or (c) the sale of all of the shares specified in the Sales Agreement. Under the terms of the Sales Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of the shares under the Sales Agreement. We will also reimburse the Agent for certain expenses incurred in connection with the Sales Agreement. As of March 31, 2022, we sold a total of 281,459 shares of our common stock for aggregate gross proceeds of $260,844 through the Agent under the Sales Agreement. Subsequent to March 31, 2022, we sold a total of 750,240 shares of our common stock for aggregate gross proceeds of $631.203 through the Agent under the Sales Agreement.

• The Company’s ability to operating as a going concern is dependent on obtaining adequate capital to fund operating losses until the Company becomes profitable.  The Company has initiated a cost-reduction strategy along with its  cash on hand, plus anticipated warrant exercises and debt settlements, our line of credit and the Sales Agreement is planned to fund our current planned operations and capital needs. However, if our current plans change or are accelerated or we choose to increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We deliver directly to the DCs of our large national and regional grocery, drug, and specialty retailers. These retailers include Walmart, Sam's Club, CVS, Family Dollar, Albertson's/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Bristol Farms, Stater Brothers, Unified Grocers, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's Harris Teeter, Festival Foods, Brookshire's, HEB and other companies throughout the United States. In total we are now in more than 70% of the top 75 grocery retailers in the United States.

Dependence on Few Customers

We have 3 major customers that together account for 43% (19%, 12% and 12%, respectively) of accounts receivable at March 31, 2022, and 2 customers that together account for 34% (19% and 15%, respectively) of the total revenues earned for the year ended March 31, 2022.

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

We have hired a chief marketing officer and built an entire in house marketing team to lead our company in all aspects of our marketing, trade promotion, public relations and brand development. Their expertise in all aspects of consumer goods brand development and marketing is expected to help us meet the growing consumer demand for both our flagship Alkaline88® product and our Alkaline88®CBD product line.

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

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights. The trademark for Alkaline88® has been registered in the USA, Canada, Mexico, United Kingdom and Hong Kong.

Other trademarks that have been registered and are currently being used in our marketing efforts include Clean Beverage®, Smooth Hydration®, Ionized H20®, A88®, Hello Hydration®, and A88 Infused.®

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Employees

In addition to Frank Lazaran, who is our president, chief executive officer and director, and David A. Guarino, who is our chief financial officer, secretary, treasurer and director, we currently employ 43 full time employees and 2 part-time employees. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

Risks Related to Our Business

We may have difficulty realizing consistent and meaningful revenues and achieving profitability.

Our ability to successfully develop our products and to realize consistent and meaningful revenues and to achieve profitability cannot be assured. For us to realize consistent, meaningful revenues and to achieve profitability, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

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

Our continued operating losses express substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2022, we had an accumulated deficit of  $108,815,742. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended March 31, 2022.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of March 31, 2022 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2022 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Our management identified the following material weaknesses in our internal control over financial reporting: (1) We had inadequate segregation of duties over both financial reporting and closing activities; (2) we had inadequate resources in the accounting department and (3) delays in the implementation of a new ERP accounting system which caused the system to not function as intended and as a result led to delays in our financial closing activities.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that its financial statements fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that our financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In response to the material weaknesses discussed above, we are working on implementing a new integrated ERP system and have hired additional accounting personnel. Once the ERP system in implemented in the second quarter of fiscal year 2023, we plan to engage a third-party consultant to develop a comprehensive control framework using the ERP and to document our internal controls based on the implementation of the ERP system.

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

We had 3 major customers that together account for 43% (19%, 12% and 12%, respectively) of accounts receivable at March 31, 2022, and 2 customers that together account for 34% (19% and 15%, respectively) of the total revenues earned for the year ended March 31, 2022. There can be no assurance that such customers will continue to order our products at the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.

We had 3 vendors that accounted for 47% (24%, 12%, and 11%, respectively) of purchases for the year ended March 31, 2022. Like other companies in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products. Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

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

Our products are considered premium beverages; we cannot provide any assurances as to consumers' continued market acceptance of our current and future products.

We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Core, Icelandic, Real Water, AQUAHydrate, Mountain Valley, Qure, Penta, and Alka Power. Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $4.99 for a one-gallon bottle, and volumes ranging from half-liter bottles to one-gallon bottles. We currently offer our product in a one-gallon bottle for a suggested resale price or an SRP of a $4.99, three-liter bottle for an SRP of $3.99, 2-liter at an SRP of $2.99, 1.5 liter at an SRP of $2.49, 1 liter at an SRP of $1.99, 700 milliliter single serving at an SRP of $1.19, and a 500 milliliter at an SRP of $0.99. Our competitors may introduce larger sizes and offer them at an SRP that is lower than our products. We can provide no assurances that consumers will continue to purchase our products or that they will not prefer to purchase a competitive product.

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

We have recently expanded into the Caribbean, Canada and Mexico. We have also evaluated, and continue to evaluate, potential expansion into certain other international markets. Our international sales and operations would be subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in legal and regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and difficulty in complying with foreign laws and regulations, as well as U.S. laws and regulations that govern foreign activities. Economic uncertainty in some of the geographic regions in which we might operate could result in the disruption of commerce and negatively impact our operations in those areas. Also, if we choose to pursue international expansion efforts, it may be necessary or desirable to contract with third parties, and we may not be able to enter into such agreements on commercially acceptable terms or at all. Further, such arrangements may not perform to our expectations, and we may be exposed to various risks as a result of the activities of our partners.

We rely on key executive officers who have extensive knowledge of our business and the industry in which we operate; the loss of any of these key executive officers would be difficult to replace and may adversely affect our business.

We are highly dependent on two executive officers, Frank Lazaran and David A. Guarino, who have extensive knowledge of our business and the industry in which we operate. We do not have "key person" life insurance policies for either of these officers. The loss of Frank Lazaran and/or David A. Guarino could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

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

Because we produce, market and/or sell beverages infused with hemp, as defined under the Agriculture Improvement Act of 2018, we are subject to a myriad of different laws and regulations governing the use of hemp in food and beverages and if we are unable to comply with such laws in a cost-effective manner, our business could be adversely affected.

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

FDA's current position is that the sale of food and beverages that contain hemp-derived cannabidiol or CBD is prohibited under the Federal Food, Drug, and Cosmetic Act; therefore, we may be subject to federal enforcement actions which could adversely affect our business and harm our reputation and brand.

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

We are authorized to issue up to 200,000,000 shares of our common stock and 100,000,000 shares of our preferred stock, of which 122,121,037 shares of our common stock are issued and outstanding as of July 14, 2022. Our board of directors has the authority to cause us to issue additional shares of our common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

A prolonged and substantial decline in the price of the shares of our common stock could result in a reduction in the liquidity of the shares of our common stock and a reduction in our ability to raise capital, or a delisting from a stock exchange on which our common stock trades. Because we plan to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of the shares of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in shares of our common stock. If we are unable to raise the funds we require for all our planned operations and to meet our existing and future financial obligations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may go out of business.

On May 10, 2022, we received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market (the "Staff"), notifying us that, for the last 30 consecutive business days, the closing bid price of our common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Capital Market pursuant to Listing Rule 5550(a)(2) ("Minimum Bid Price Rule").

In accordance with NASDAQ Listing Rules, we have been given 180 calendar days, or until November 7, 2022, to regain compliance with the Minimum Bid Price Rule. If at any time before November 7, 2022, the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide written confirmation of compliance and this matter will be closed. In the event we do not regain compliance, we may be eligible for additional time to regain compliance of up to an additional 180 calendar days. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

We are currently evaluating various alternative courses of action to regain compliance with the Minimum Bid Price Rule. However, there can be no assurance that we will regain compliance or maintain the listing of our common stock on the NASDAQ Capital Market.

If we do not regain compliance with the Minimum Bid Price Rule by November 7, 2022 or any extension period, the Staff will provide written notification to our company that our common stock is subject to delisting. At that time, we may appeal the Staff's delisting determination to a Hearings Panel (the "Panel"). We would remain listed pending the Panel's decision. There can be no assurance that, if we do appeal a delisting determination by the Staff to the Panel, such appeal would be successful.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 8541 E. Anderson Drive, Suite 100, Scottsdale, AZ 85255 with a size of 9,166 square feet leased from a third party through September 30, 2023 at the current rate of $10,385.08 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

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

Holders of Common Stock

As of July 14, 2022, there were approximately 38 holders of record of our common stock. As of such date 122,121,037 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2013 Equity Incentive Plan)(1)(2)	1,601,900	$0.91	Nil
Equity compensation plans not approved by security holders (2018 Stock Option Plan)(3)	2,497,667	$0.53	Nil
Equity compensation plans approved by security holders (2020 Equity Incentive Plan)(4)	2,501,000	$1.24	6,394,000
Total	6,600,657	$0.94	6,394,000

(1)	Effective October 7, 2013, our board of directors adopted and approved our 2013 equity incentive plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended our 2013 equity incentive plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 20,000,000 shares to 35,000,000 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company's long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company's business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 35,000,000 shares to 700,000 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 700,000 to 7,700,000. The plan enabled us to grant awards of a maximum of 7,700,000 shares of our stock and awards that may be granted under the plan included incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

(2)	Our 2013 equity incentive plan has been suspended in connection with our application to list our common stock on the TSX Venture Exchange, but the suspension does not affect any awards, including any stock options, already granted under the plan.

(3)	On April 25, 2018, our board of directors adopted the 2018 Stock Option Plan, pursuant to which we may grant stock options to acquire up to a total of 5,171,612 shares of our common stock, including any other shares of our common stock which may be issued pursuant to any other stock options granted by our company outside the plan. We adopted the plan in connection with our application to list our common stock on the TSX Venture Exchange. The purpose of the plan is to retain the services of valued key employees and consultants of our company and such other persons as our board of directors selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by our board of directors.

(4)	Effective February 28, 2020 our board of directors adopted and approved our 2020 equity incentive plan, pursuant to which we may grant stock options to acquire up to a maximum of 9,000,000 shares of our common stock and non-stock option awards to acquire up to a maximum of 1,650,000 shares of our common stock. The plan was approved by a majority of our stockholders on March 30,2020. On April 28, 2020, our board of directors amended our 2020 equity incentive plan to remove the requirement that the company obtain the acceptance of the plan by the TSX Venture Exchange prior to granting any awards under the plan. On September 29, 2021, our board of directors amended our 2020 equity incentive plan to increase the number of shares of common stock available for grant of non-stock awards by 3,000,000, and our stockholders approved this amendment on September 29, 2021. The purpose of our 2020 equity incentive plan is to: (i) enable our company and any affiliate of our company to attract and retain the types of employees, consultants, directors and such other persons as the plan administrator may select who will contribute to our company's long range success; (ii) provide incentives that align the interests of employees, consultants, directors and such other persons as the plan administrator may select with those of our company's stockholders; and (iii) promote the success of our company's business. Under the plan, either stock options or non-stock option awards may be granted. A non-stock option award mean a right granted to an award recipient under the plan, which may include the grant of stock appreciation rights, restricted awards, performance compensation awards or other equity-based awards.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Overview

Founded in 2012, The Alkaline Water Company (NASDAQ and CSE: WTER) is headquartered in Scottsdale, Arizona. Its flagship product, Alkaline88®, is a leading premier alkaline water brand available in bulk and single-serve sizes along with eco-friendly aluminum packaging options. With its innovative, state-of-the-art proprietary electrolysis process, Alkaline88® delivers perfect 8.8 pH balanced alkaline drinking water with trace minerals and electrolytes and boasts our trademarked label 'Clean Beverage.' Quickly being recognized as a growing lifestyle brand, we launched A88 Infused Beverage Division Inc., which includes our CBD water and Alkaline88® Sports Drinks. Our hemp-derived CBD water products are produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

Our bottled alkaline water product is presently available in over 75,000 stores in all 50 states, the District of Columbia, the Caribbean and in Mexico and Canada. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Columbia Distributing, Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, Pacific Northwest and Midwest region. Combined, they service over 25,000 customers in eight states. Each one carries our full line of non-CBD waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid, Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Sam's Club, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our full line of Alkaline88® bottled water products and sports drinks are presently available for purchase at www.alkaline88.com and www.thealkalinewaterco.com. Our CBD water products are presently available for purchase on our CBD E-commerce website, www.a88cbd.com, in addition to a growing number of brick and mortar retail locations.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company for our alkaline bottled water products. It has entered into co-packing agreements with nine different bottling companies located in Virginia, Georgia, California, Texas, Wisconsin, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $14.0 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Amcor Inc., Smurfit, and Goodpac.

A88 Infused Products, Inc.

In September 2019, we formed A88 Infused Products, Inc., or "A88 Products," a Nevada corporation and a wholly-owned subsidiary of our company. A88 Product's focus is brand extension and product innovations in the CBD infused products category. We formed A88 Products to meet what we believe is increasing consumer demand for a variety of CBD infused beverage products. During our fiscal year 2022, A88 Products began selling its line of Alkaline88®CBD infused bottled water through ecommerce at www.a88cbd.com. Currently, A88 Products' Alkaline88®CBD infused bottled water products are available for purchase on its E-commerce website, www.a88cbd.com, various third party ecommerce sites, and a growing number of brick and mortar retail locations throughout the United States. As of the date of this annual report, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for four hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use. We currently produce Alkaline88® CBD infused bottled water as a low calorie hemp extract-infused water in five flavors and 5 functional formulas (Resistance, Rest, Relax, Refresh, and Reenergize). We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

Cash Flows

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs, however, the Company has initiated a cost-reduction strategy along with its cash on hand, plus anticipated warrant exercises and debt settlements, our line of credit and the Sales Agreement is planned to fund our current planned operations and capital needs. Our ability to continue as a going concern is dependent on our company obtaining additional capital to fund operating losses until we become profitable. If we are unable to obtain additional capital, we could be forced to significantly curtail or cease operations.

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

Inflationary Pressure

We have seen significant margin contraction as a result of inflationary pressures over the last 12 months. We've taken a number of steps that will allow us to increase our margins in the year ended March 31, 2023. These steps include (1) an approximate 9% across the board price increase (effective across all banners for the entire fiscal 2023); (2) a potential leveling off or small reduction in freight costs due to the geographic distribution of our new co-packers and suppliers; and (3) our buying power allowing us to lock in price breaks on raw materials over the next 12 months.

Results of Operations

Years Ended March 31, 2022 and March 31, 2021

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2022 and March 31, 2021 which are included herein:

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Net Revenue	$60,596,247	$46,069,121
Cost of Goods Sold	45,377,275	29,622,361
Gross profit	15,218,972	16,446,760
Net Loss (after operating expenses and other expenses)	(39,364,118)	(16,409,520)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2022 of $60,596,247 as compared to $46,069,121 for the year ended March 31, 2021, an increase of 32%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Sam's Club, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2022, we had cost of goods sold of $45,377,275, or 75% of net sales, as compared to cost of goods sold of $29,622,361, or 64% of net sales, for the year ended March 31, 2021. The increase in cost of goods sold as a percentage of net sales compared to the same period last year was due primarily due to the increased raw materials costs and freight costs.

Expenses

Our operating expenses for the years ended March 31, 2022 and March 31, 2021 are as follows:

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Sales and marketing expenses	$32,636,143	$16,420,520
General and administrative expenses	21,580,739	15,860,147
Total operating expenses	$54,216,882	$32,280,667

During the year ended March 31, 2022, our total operating expenses were $54,216,882 as compared to $32,280,667 for the year ended March 31, 2021. Sales and marketing expenses increased by approximately $16.2 million primarily resulting from a $6.4 million out-bound freight costs, $4.2 million in marketing professional and endorsement fees and $2.2 million in non-cash expense relating to our endorsement agreement. General and administrative expenses increased by approximately $5.6 million primarily resulting from an approximately $2.9 million increase in non-cash stock compensation and approximately $2.3 million increase in wage and related expenses.

For the year ended March 31, 2022, the total of approximately $32.5 million of selling and marketing expenses consisted primarily of approximately $13.8 million of out-bound freight costs, $5.1 million in marketing professional fees and $2.2 in non-cash expenses relating to our endorsement agreement.

For the year ended March 31, 2022, the total of approximately $21.5 million of general and administrative expenses consisted primarily of approximately $7.3 million of professional fees, media fees and legal fees, approximately $5.3 million in wage expense and approximately $6.0 million in stock compensation expense, relating to stock option expense and stock expense relating to endorsement.

Liquidity and Capital Resources

Working Capital

	At March 31, 2022	At March 31, 2021
Current assets	$21,157,421	$23,271,259
Current liabilities	21,920,686	13,244,041
Working capital	$(763,265)	$10,027,218

Current Assets

Current assets as of March 31, 2022 and March 31, 2021 primarily relate to $1,531,062 and $9,130,956 in cash which decreased due to the Company's net loss; $7,927,065 and $8,458,176 in accounts receivable; and $8,853,664 and $4,407,720 in inventory, which increased due to additional inventory relating to supporting increased sales.

Current Liabilities

Current liabilities as of March 31, 2022 and March 31, 2021 primarily relate to $10,441,879 and $7,055,348 in accounts payable which increased due to higher raw material and freight costs, revolving financing of $7,043,870 and $4,324,412, and accrued expenses of $2,036,739 and $1,306,106, respectively.

Cash Flow

Our cash flows for the years ended March 31, 2022, and March 31, 2021 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2022	2021
Net Cash used in operating activities	$(31,819,542)	$(14,280,238)
Net Cash used in investing activities	(992,009)	(585,393)
Net Cash provided by financing activities	25,211,657	19,434,905
Net increase (decrease) in cash and cash equivalents	$(7,599,894)	$(4,569,274)

Operating Activities

Net cash used in operating activities was $31,819,542 for the year ended March 31, 2022, as compared to $14,280,238 used in operating activities for the year ended March 31, 2021. The increase in net cash used was primarily due to the increased net operating loss after adjustments to reconcile net income to net cash used in operating activities of approximately $17.9 million.

Investing Activities

Net cash used in investing activities was $992,009 for the year ended March 31, 2022, as compared to $585,393 used in investing activities for the year ended March 31, 2021. The increase in net cash used was due to increase of purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2022 was $25,211,657, as compared to $19,434,905 for the year ended March 31, 2021. The increase in net cash provided by financing activities was due to proceeds from the sale of common stock, exercise of warrants and proceeds from notes payable.

Financing Activities Subsequent to March 31, 2022

Subsequent to March 31, 2022, we sold a total of 750,240 shares of our common stock for aggregate gross proceeds of $631,203 through the Agent under the Sales Agreement.

On May 9, 2022, we completed an underwritten public offering of 8,333,334 shares of our common stock. The shares were issued at a public offering price of $0.60 per share, for total gross proceeds to our company of $5,000,000.40, before deducting underwriting discounts, commissions and offering expenses payable by our company.

Cash Requirements

The Company’s ability to operating as a going concern is dependent on obtaining adequate capital to fund operating losses until the Company becomes profitable.  The Company has initiated a cost-reduction strategy along with its  cash on hand, plus anticipated warrant exercises and debt settlements, our line of credit and the Sales Agreement is planned to fund our current planned operations and capital needs. However, if our current plans change or are accelerated or we choose to increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The Alkaline Water Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Alkaline Water Company Inc. (the Company) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated net losses as of March 31, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued Promotional Allowances – Refer to Note 1 to the financial statements

Critical Audit Matter Description

We identified accrued promotional allowances as a critical audit matter because of the extent and subjective nature of management judgment required with respect to estimating consumer participation and/or distributor and retail customer performance levels and future promotional claims.

2

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over accrued promotional allowances, with respect to management’s judgment regarding levels of consumer participation and/or distributor and retail customer performance levels and future promotional claims, included the following, among others:

• We selected a sample of accrued promotional allowances recorded for specific distributors and retail customers and (1) developed an expectation of the accrual using current-year claim and payment data, and/or (2) vouched known claim submissions, unpaid as of period-end, to underlying supporting documentation.

• We tested the promotional expenditure amount recorded as a reduction to net sales and assessed the reasonableness of management’s estimate by developing an expectation of the amount, based on historical promotional expenditure amounts recorded as a percentage of sales, and compared our expectation to the recorded promotional expenditure amount.

• We performed inquiries with the Company’s sales and marketing personnel to corroborate our understanding of new and existing promotional programs that may alter the relationship between gross billings and promotional allowances, as such programs are considered by management when estimating future promotional claims.

• We evaluated management’s ability to estimate promotional allowances by comparing the actual promotional allowances subsequently paid to the original estimates of management.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019.

Basking Ridge, NJ

July 14, 2022

273

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2022	March 31, 2021
ASSETS
Current assets
Cash	$1,531,062	$9,130,956
Accounts receivable, net	7,927,065	8,458,176
Inventory	8,583,664	4,407,720
Prepaid expenses	2,928,085	1,037,961
Operating lease right-of-use asset - current portion	187,545	236,446

Total current assets	21,157,421	23,271,259

Fixed assets - net	1,200,797	1,010,183
Operating lease right-of-use asset	142,359	269,167

Total assets	$22,500,577	$24,550,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,441,879	$7,055,348
Accrued expenses	2,036,739	1,306,106
Revolving financing	7,043,870	4,324,412
Convertible note payable, net of debt discount	2,223,633	-
PPP loan payable - current portion	-	328,570
Operating lease liability - current portion	174,565	229,605

Total current liabilities	21,920,686	13,244,041

Operating lease liability	178,753	292,582

Total liabilities	22,099,439	13,536,623

Commitments and contingencies (Note 10)

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 4,453,970 Series S issued and outstanding on March 31, 2022 and nil issued and outstanding on March 31, 2021	4,454	-
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 110,571,812 and 87,465,178 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	110,572	87,464
Subscription Receivable	(62,388)	-
Additional paid in capital	109,864,080	80,857,742
Accumulated deficit	(109,515,580)	(69,931,220)

Total stockholders' equity	401,138	11,013,986

Total liabilities and stockholders' equity	$22,500,577	$24,550,609

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	March 31, 2022	March 31, 2021

Net Revenue	$60,596,247	$46,069,121

Cost of Goods Sold	45,377,275	29,622,361

Gross Profit	15,218,972	16,446,760

Operating expenses
Sales and marketing expenses	32,636,143	16,420,520
General and administrative	21,580,739	15,860,147

Total operating expenses	54,216,882	32,280,667

Total operating loss	(38,997,910)	(15,833,907)

Other income (expense)
Gain on forgiveness of PPP loan payable	330,551	-
Interest expense	(917,001)	(575,613)

Total other income (expense)	(586,450)	(575,613)

Net loss	$(39,584,360)	$(16,409,520)

LOSS PER SHARE (Basic and Diluted)	$(0.40)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	99,124,659	69,502,652

 The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Stock	Subscription	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Payable	Receivable	Deficit	Total

Balance, March 31, 2020	3,400,000	$3,400	45,585,592	$45,585	$54,094,848	$1,000,000	$-	$(53,521,700)	$1,622,133

Preferred Stock Conversion	(3,400,000)	(3,400)	3,400,000	3,400					-

Common shares issued in connection with offerings			23,717,818	23,717	15,875,828	(1,000,000)			14,899,545

Common shares issued upon exercise of warrants			13,293,728	13,294	7,101,592				7,114,886

Common shares issued to non-employees			1,045,801	1,046	1,254,251				1,255,297

Common shares issued to employees			70,000	70	69,930				70,000

Stock Option expense					1,621,199				1,621,199

Stock Option exercise			352,239	352	61,128				61,480

Restricted Stock expense					778,966				778,966

Net (loss)								(16,409,520)	(16,409,520)

Balance, March 31, 2021	-	$-	87,465,178	$87,464	$80,857,742	$-	$-	$(69,931,220)	$11,013,986

Preferred stock issuance	6,681,000	6,681			2,220,350				2,227,031

Preferred stock conversion to common stock	(2,227,030)	(2,227)	2,227,030	2,227					-

Common shares issued in connection with offerings			5,038,840	5,039	5,251,056		(62,338)		5,193,707

Common shares issued in connection with convertible note			475,000	475	344,980				345,455

Beneficial conversion feature					1,524,750				1,524,750

Common shares issued upon exercise of warrants			11,467,820	11,469	13,378,842				13,390,311

Common shares issued to non-employees			226,636	227	368,192				368,419

Stock option exercise			282,977	282	107,899				108,181

Stock option and RSU-related stock compensation expense and common shares issued upon conversion of RSU			3,388,331	3,389	5,810,269				5,813,658

Net (loss)								(39,584,360)	(39,584,360)

Balance, March 31, 2022	4,453,970	$4,454	110,571,812	$110,572	$109,864,080	$-	$(62,338)	$(109,515,580)	$401,138

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,584,360)	$(16,409,520)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	801,395	997,791
Shares issued and vested, options and RSU expensed for employee and non-employee services	8,409,108	3,725,463
Gain on forgiveness of PPP loan payable	(330,551)
Amortization of debt discount	271,350
Non-cash interest expense	24,468
Non-cash lease expense	6,840	4,578
Changes in operating assets and liabilities:
Accounts receivable	531,111	(3,541,095)
Inventory	(4,175,944)	(1,487,860)
Prepaid expenses and other current assets	(1,890,124)	659,238
Accounts payable	3,386,531	1,648,807
Accrued expenses	730,634	122,360

NET CASH USED IN OPERATING ACTIVITIES	(31,819,542)	(14,280,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(992,009)	(585,393)

CASH USED IN INVESTING ACTIVITIES	(992,009)	(585,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing	2,719,458	(2,966,805)
Proceeds from promissory note payable	3,800,000	325,800
Proceeds from sale of common stock, net	5,193,706	14,899,545
Proceeds for the exercise of warrants, net	13,390,313	7,114,886
Proceeds for the exercise of stock options, net	108,180	61,479

CASH PROVIDED BY FINANCING ACTIVITIES	25,211,657	19,434,905

NET CHANGE IN CASH	(7,599,894)	4,569,274

CASH AT BEGINNING OF PERIOD	9,130,956	4,561,682

CASH AT END OF PERIOD	$1,531,062	$9,130,956

INTEREST PAID	$411,866	$526,724

TAXES PAID	$-	$-

SUPPLEMENTAL DISCLOSURE of NON-CASH INVESTING AND FINANCIAL ACTIVITIES

ISSUANCE OF COMMON SHARES TO SETTLE STOCK PAYABLE	$-	$1,000,000

 The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 2,-liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. The Company recently introduced and began selling hemp-derived CBD bottled water under the brand name "Alkaline88CBD™" and Alkaline88® Sports Drinks. Our hemp-derived CBD bottled water is produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).

Basis of presentation

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its six wholly owned subsidiaries: A88 Infused Beverage Division Inc. (a Nevada Corporation), A88 International, Inc. (a Nevada Corporation), A88 Infused Products Inc. (a Nevada Corporation), AWC Acquisition Company Inc. (a Nevada corporation), The Clean Beverage Company Inc. (a Nevada corporation), and Alkaline 88, LLC (an Arizona Limited Liability Company). All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc., A88 Infused Beverage Division, Inc., A88 Infused Products Inc., A88 International, Inc., AWC Acquisition Company Inc., The Clean Beverage Company Inc. and Alkaline 88, LLC will be collectively referred herein to as the "Company". Any reference herein to "The Alkaline Water Company Inc.", the "Company", "we", "our" or "us" is intended to mean The Alkaline Water Company Inc., including the subsidiaries indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney's client trust account in both C$and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $1,531,062 and $9,130,956 in cash at March 31, 2022 and March 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2022 and 2021:

	2022	2021
Trade receivables, net	$8,397,065	$8,798,176
Less: Allowance for doubtful accounts	(470,000)	(340,000)
Net accounts receivable	$7,927,065	$8,458,176

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

As of March 31, 2022 and 2021, inventory consisted of the following:

	2022	2021
Raw materials	$3,848,750	$3,055,951
Finished goods	4,734,914	1,351,769
Total inventory	$8,583,664	$4,407,720

Property and Equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets or the lease term, whichever is shorter. The Company evaluated its property and equipment for impairment and concluded for the year ended March 31, 2022, there was no impairment.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2022 and 2021 were approximately $2.7 million and $0.8 million, respectively.

Revenue Recognition

We recognize revenue when our performance obligations are satisfied. Our primary performance obligation (the distribution and sale of beverage products) is satisfied upon the delivery of products to our customers, which is also when control is transferred. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods. The Company provides credit to its customers which typically requires payment within 30 days. As an incentive to pay early the Company also typically provides a 2% discount if the customer pays within 10 days. The Company estimates the amount of the discount that the customer is likely to take and records it as reduction in revenue. The amounts are not considered material. The Company's bottled water product represents substantially all revenue for all periods presented.

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and less certain other discounts and allowances. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $13,850,620 and $7,432,077 (which are not included in revenue) for the years ended March 31, 2022 and 2021, respectively.

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s retail customers or distributors including, but not limited to the following: (a) discounts granted off list prices to support price promotions to end-consumers by retailers; (b) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;  and (c) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; The Company’s promotional allowance programs with its retailers or distributors are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one year. The Company’s promotional and other allowances are calculated based on various programs with retailers and distributors, and accruals are established at the time of initial product sale for the Company’s anticipated liabilities. The Company believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Disaggregated Net Revenues

The following table reflects disaggregated net revenue by sales channel for the years ended March 31, 2022 and March 31, 2021 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2022	2021
Retailers	$41,139,443	$32,078,181
Distributors	18,006,093	12,922,907
Ecommerce/Other	1,499,900	1,068,033
Total Net Revenue	$60,596,247	$40,069,121

Concentration Risks

We have 3 major customers that together account for 43% (19%, 12% and 12%, respectively) of accounts receivable at March 31, 2022, and 2 customers that together account for 34% (19% and 15%, respectively) of the total revenues earned for the year ended March 31, 2022.The Company has 3 vendors that accounted for 47% (24%, 12%, and 11% respectively) of purchases for the year ended March 31, 2022.

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

For the year ended March 31, 2022, and 2021, respectively, the Company had 1,158,353 shares and 2,908,233 shares relating to options that were not included in the diluted earnings per share calculation because they were antidilutive.  For the year ended March 31, 2022 and 2021, no shares relating to warrants and/or preferred stock, for either year, were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of March 31, 2022 and 2021, the company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2022 of ($109,295,337). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

The Company’s cash position may not be sufficient to support the Company’s daily operations. Management plans to raise additional funds by way of a private or ongoing public offering. While the Company believes in the viability of its strategy and its ability to generate sufficient revenue and to raise additional funds, there can be no assurances to that effect. Should the Company fail to raise additional capital, it may be compelled to reduce the scope of its planned future business activities.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, to generate sufficient revenue and to raise additional funds by way of public and/or private offerings.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2022	March 31, 2021
Machinery and Equipment	$4,766,303	$4,812,344
Office Equipment	55,439	55,439
Less: Accumulated Depreciation	(3,620,945)	(3,857,600)
Fixed Assets, net	$1,200,797	$1,010,183

Depreciation expense for the years ended March 31, 2022 and March 31, 2021 was $801,395 and $997,791 (of which $792,268 was part of cost of goods sold and $9,127 was part of general and administrative expenses), respectively.

The Company records all property and equipment at cost less accumulated depreciation. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets (which the Company estimates to be three years). The Company determined that certain of its machinery and equipment was no longer in service as of March 31, 2022, thus machinery and equipment was reduced by approximately $1 million with a corresponding reduction in accumulated depreciation.

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

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $10 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves). The advanced under the credit agreement as of March 31, 2022 was $7,043,870.

The Credit Agreement expires on July 3, 2023, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of March 31, 2022 was 7.0%

To secure the payment and performance of the obligations under the Credit Agreement, we granted to SCM a continuing security interest in all of our assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

The Company agreed to pay to SCM monthly an unused line fee in amount equal to 0.083% per month of the difference derived by subtracting (i) the average daily outstanding balance under the Revolving Facility during the preceding month, from (ii) the Revolving Loan Commitment Amount. The unused line fee will be payable monthly in arrears. We also agreed to pay SCM as additional interest a monthly collateral management fee equal to 0.35% per month calculated on the basis of the average daily balance under the Revolving Facility outstanding during the preceding month. The collateral management fee will be payable monthly in arrears. Upon a termination of the Revolving Facility, we agreed to pay SCM a termination fee in an amount equal to 1% of the Revolving Loan Commitment Amount if the termination occurs before July 3, 2023. We must also pay certain fees in the event that receivables are not properly deposited in the appropriate lockbox account.

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

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for our company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements. The Company received a waiver of its loan turnover rate covenant, which was not met, from its Lender and therefore, was in compliance with financial covenants as of March 31, 2022.

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

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

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

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. As of March 31, 2022, the Company has paid $1,000,000 under this agreement. The Company will be paying $250,000 in each quarter in the fiscal years ended March 31, 2023 and March 31, 2024.

In addition, the Company agreed to grant 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022, and May 1, 2023, respectively. The term of the Endorsement Agreement is three years, commencing on May 1, 2021 and terminating on May 1, 2024 (the " Term"). The Series S Preferred Stock was value at $6,681,090 based on the Company's closing stock price of $1.00 per share on May 12, 2021. The Company valued the vested Series S Preferred Stock at $2,227,030, which amount was recognized by the Company as a prepaid expense that is being expensed over the initial twelve months of the Endorsement Agreement's Term. The prepaid expense at March 31, 2022 was $185,584.

The Company recognized an expense of $3,041,444 for the year ended March 31, 2022. In the years ended March 31, 2023, March 31, 2024 and March 31, 2025, the Company anticipates recognizing an expense in the amount of $3,227,030, $3,227,030, and $185,586 respectively.

Common Stock

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

On July 6, 2021, we completed a private placement of 4,757,381 subscription receipts at a price of $1.05 per subscription receipt for total gross proceeds of $4,995,250. The subscription receipts were held in escrow until September 29, 2021 when each subscription receipt will automatically convert into one unit consisting of one share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one share of our common stock for a period of three years from the date of issuance thereof at a price of $1.25 per share.

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

On March 4, 2022, the Company entered into private placement subscription agreements, whereby it issued unsecured convertible notes (the "Notes") to three subscribers in the aggregate principal amounts of US$3,800,000. The Notes will mature on September 4, 2022 and will accrue interest at 8% per annum, which interest will be payable on the date of the maturity. Pursuant to the terms of the Notes, the holders of the Notes may convert all or any part of the principal amount outstanding under the Notes into units (the "Conversion Units") at a conversion price of US$0.80 per Conversion Unit. Each Conversion Unit will consist of one share of the Company's common stock and one share purchase warrant. Each share purchase warrant will entitle the holder thereof to acquire one share of the Company's common stock at a price of US$1.10 per share until March 4, 2025. Pursuant to the aforementioned subscription agreements, in consideration for the subscribers' execution and delivery of the subscription agreements, the Company issued an aggregate of 475,000 shares to three subscribers which the Company recognized a debt discount in the amount of 345,455 which will be amortized over the term of the Notes. As of March 31, 2022, the Notes on the Company's balance sheet is $3,528,141 comprised of the principal amount of the notes ($3,800,000) less the remaining debt discount (294,346) plus accrued interest ($22,488).

During March 2022, the Company sold a total of 281,459 common shares through the Agent under the Sales Agreement for its ATM facility.

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

On November 11, 2021, we granted awards of an aggregate of 2,000,000 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to certain directors, officers, employees, and consultants, fourteen persons in total. These shares will vest on January 15, 2022. The Company recognized an expense of $3,280,000 in the year ended March 31, 2022 in connection with this grant.

On December 20, 2021, the Issuer granted an award of 15,000 shares of common stock as a "restricted award" under their 2020 Equity Incentive Plan to a director. The Company recognized an expense of $20,700 in the year ended March 31, 2022 in connection with the award.

On January 15, 2022, the Company issued 2,006,666 shares of our common stock to employees and directors upon the exercise of vested restricted awards under our 2020 Equity Incentive Plan.

On March 31, 2022, the Company issued 565,000 shares of our common stock to employees and directors upon the exercise of vested restricted awards under our 2020 Equity Incentive Plan.

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

The Company's total stock compensation expense for the year-ended March 31, 2021, relating to stock option grants was $1,697,537. Additional stock compensation expense will be recognized in fiscal years 2023, 2024 and 2025 of $1,077,899, $281,363, and $34,875, respectively

Exercise of Options

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

Effective as of January 31, 2022 the Company issued an aggregate of 1,617 shares of our common stock upon a cash-less exercise of stock options.

Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2020	2,033,900	1.11	3.5
Granted	4,897,000	1.09	10.0
Exercised	(506,000)	0.76	3.7
Expired/Forfeited	(165,333)	0.57	7.7
Outstanding at March 31, 2021	6,259,567	0.83	7.7
Granted	583,000	1.73	9.4
Exercised	(362,333)	0.62	7.4
Expired/Forfeited	(129,000)	1.54	8.4
Outstanding at March 31, 2022	6,351,234	0.91	6.9
Exercisable at March 31, 2022	4,572,567	0.84	6.1

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

The following is a summary of the status of all of our warrants as of March 31, 2022, and changes during the years ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2020	2,086,489	1.80
Granted	23,717,818	0.81
Exercised	(13,293,728)	0.54
Cancelled or Expired	(1,709,424)	2.03
Outstanding at March 31, 2021	10,801,155	1.16
Granted	4,757,381	1.25
Exercised	(11,467,822)	1.17
Cancelled or Expired	-0-	0.00
Outstanding at March 31, 2022	4,090,714	1.25
Warrants exercisable at March 31, 2022	4,090,714	1.25

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2022:

STOCK WARRANTS OUTSTANDING

	Number of	Weighted-Average
	Warrants	Remaining Contractual
Exercise Price	Outstanding	Life in Years
$1.25	4,090,714	2.5

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at March 31, 2022 and 2021:

	2022	2021
Deferred income tax assets:	$16,300,000	$11,700,000
Valuation allowance	(16,300,000)	(11,700,000)
Net total	$-	$-

At March 31, 2022, the Company had net operating loss carryforwards of approximately $65 million and net operating loss carryforwards expire in 2023 through 2037. The current year's net operating loss will carryforward indefinitely.

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

The current income tax benefit of $4.5 generated for the year ended March 31, 2022 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2022 and 2021:

	2022	2021

Effective Tax Rate Reconciliation:

Federal statutory tax rate	21%	21%
State taxes, net of federal benefit	0%	0%
Change in valuation allowance	(21%)	(21%)
Effective Tax Rate	0%	0%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2022 and 2021 the Company has no unrecognized uncertain tax positions, including interest and penalties.

The Company's federal income tax returns for tax years ended March 31, 2019 and beyond remain subject to examination by the Internal Revenue Service. The returns for Arizona, the Company's most significant state tax jurisdiction, remain subject to examination by the Arizona Department of Revenue for tax years ended March 31, 2018 and beyond.

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

Operating Lease expense for the year ended March 31, 2022 was $259,821.

Operating Leases:

March 31, 2022
Operating lease right-of-use asset - current portion	$187,545
Operating lease right-of-use asset - non-current portion	142,359

Total Operating lease right-of-use asset	$329,904

Operating lease liability - current portion	$174,565
Operating lease liability - non-current portion	178,753

Total Operating lease liability	$353,318

Weighted average remaining lease term (in years):
Operating leases	0.8

Weighted average discount rate:
Operating leases	7%

Maturities of undiscounted lease liabilities as of March 31, 2022 are as follows:

Operating Leases
Year ending March 31, 2023	213,129
Year ending March 31, 2024	137,819
Year ending March 31, 2025	23,075
Total lease payments	374,022
Less: Imputed interest	(20,704)
Total lease obligations	353,318

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

During April, 2022, we sold a total of 750,240 common shares through our Agent under the Sale Agreement for our previously established ATM facility.

Effective as of May 2, 2022, the Company issued 2,227,030 shares of our common stock upon conversion of 2,227,030 shares of Series S Preferred Stock without the payment of any additional consideration.

On May 4, 2022, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Aegis Capital Corp. (the "Underwriter"). Pursuant to the Underwriting Agreement, the Company agreed to sell in an underwritten offering (the "Offering") an aggregate of 8,333,334 shares of the Issuer's common stock at a public offering price of US$0.60 per share, for gross proceeds of approximately US$5,000,000, less underwriting discounts and commissions. On May 9, 2022 all 8,333,334 shares were issued to the applicable shareholders.

On June 2, 2022, our company and its subsidiary entered into a Separation Agreement and Release of All Claims (the "Separation Agreement") with Richard Wright ("Wright"), a former director and chief executive officer of our company. The Separation Agreement provides, among other things, the following: (a) total severance sum of $550,000 payable as follows: (1) a single payment of $275,000 and (2) $275,000 paid over 24 full months at 11,458 per month; (b) reimburse Wright for his legal expenses in connection with the preparation and negotiation of the Separation Agreement up to a maximum of US$25,000 and (c) issuance of 100,000 restricted stock units upon the effective date of the Separation Agreement.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022 and that there were material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses:

(1)	We had inadequate segregation of duties over both financial reporting and closing activities.

(2)	We had inadequate resources in the accounting department.

(3)	delays in the implementation of a new ERP accounting system which caused the system to not function as intended and as a result led to delays in our financial closing activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Positions Held with Our Company	Age	Date First Elected or Appointed
Frank Lazaran	Chief Executive Officer, President and Director	65	October 8, 2020
David A. Guarino	Chief Financial Officer, Secretary, Treasurer and Director	57	April 28, 2017
Aaron Keay	Chairman of the Board and Director	44	July 22, 2016
Brian Sudano	Director	57	September 14, 2018

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Frank Lazaran

On June 2, 2022, we appointed Frank Lazaran as our chief executive officer and president. Mr. Lazaran has been a director of our company since October 8, 2020. As a 40-year veteran of the retail food industry, Mr. Lazaran brings decades of commercial and c-suite experience in scaling organizations, optimizing operations, and driving innovation in the retail sector. He has a solid track record for delivering operational excellence with balanced growth to companies facing unique challenges and complex situations. He was most recently the chairman, chief executive officer, and president of Marsh Supermarkets, Inc., a multi-format regional food retailer based in Indianapolis, Indiana. Under his leadership, he led the company through a successful turnaround. Prior to Marsh, Mr. Larazan served as the chief executive officer, president, and director of Winn-Dixie Stores, Inc., which was a publicly-traded company and one of the largest supermarket chains in the Southeast. He is currently a senior industry partner in the private equity firm, New State Capital, and serves as an advisor to the retail industry through his consulting practice, Galazarano Consulting & Investments.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2022 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Frank Lazaran	2	4	Nil
David A. Guarino	1	1	Nil
Aaron Keay	2	4	Nil
Brian Sudano	1	1	Nil
Richard A. Wright	1	1	Nil

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

Committees of Board of Directors

Audit Committee

Effective February 22, 2018, our board of directors established an audit committee. The audit committee currently consists of three directors, Aaron Keay and Brian Sudano. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee's primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; oversee our accounting and financial reporting processes and the preparation and auditing of our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that Brian Sudano, an independent director of our company, qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Compensation Committee

Our board of directors has a compensation committee comprised of Aaron Keay and Brian Sudano. Our compensation committee has the following authority and responsibilities:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2022

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2022; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2022,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2022 and 2021 are set out in the following summary compensation table:

Summary Compensation Table - Years ended March 31, 2022 and 2021
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard A. Wright Former President, Chief Executive Officer, Vice-President, Chief Operating Officer and Director	2022	252,000	25,000	656,000(1)	Nil	Nil	Nil	22,556	955,556
	2021	168,000	Nil	363,500(2)	400,000(3)	Nil	Nil	22,556	954,056

David A. Guarino Chief Financial Officer, Secretary, Treasurer and Director	2022	252,000	25,000	492,000(4)	Nil	Nil	Nil	9,000	778,000
	2021	168,000	Nil	209,000(5)	293,500(6)	Nil	Nil	9,000	679,500

Notes:

(1)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 400,000 shares of our common stock as “restricted awards” effective November 11, 2021 (valued at $656,000).
(2)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 200,000 shares of our common stock as “restricted awards” effective April 30, 2020 (valued at $200,000) and the issuance of 150,000 shares of our common stock as “restricted awards” effective March 31, 2021 (valued at $163,500)
(3)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issues of 250,000 option awards effective April 3, 2020 (valued at $132,500) and the issuance of 250,000 option awards effective March 31, 2021 (valued at $267,500)
(4)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 400,000 shares of our common stock as “restricted awards” effective November 11, 2021 (valued at $492,000).
(5)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 shares of our common stock as “restricted awards” effective April 30, 2020 (valued at $100,000) and the issuance of 100,000 shares of our common stock as “restricted awards” effective March 31, 2021 (valued at $109,000).
(6)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issues of 150,000 option awards effective April 3, 2020 (valued at $79,500) and the issuance of 200,000 option awards effective March 31, 2021 (valued at $214,000)

Employment Agreement with Richard A. Wright

On March 30, 2016, we entered into an employment agreement dated effective March 1, 2016 with Richard A. Wright, who was the vice-president, secretary, treasurer and director of our company at that time, pursuant to which Mr. Wright agreed to perform such duties as are regularly and customarily performed by the vice president, secretary and treasurer of a corporation, and any other duties consistent with Mr. Wright's position in our company. Pursuant to the terms of the employment agreement, we agreed to (i) pay Mr. Wright $14,000 per month or such other amount as may be determined by our board of directors from time to time; and (ii) issue to Mr. Wright 1,500,000 shares of our Series C Preferred Stock (issued effective as of March 31, 2016). We also agreed that each of the following events constitute a "Negotiated Trigger Event" as defined in the Certificate of Designation for the Series C Preferred Stock: (i) the occurrence of a change of control event; (ii) the death of Mr. Wright; and (iii) the termination of the employment agreement for any reason.

In addition, Mr. Wright was entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we did not provide such plans at any time, we agreed to reimburse Mr. Wright for the reasonable cost of any such plans obtained privately. We also agreed to (i) provide Mr. Wright with a vehicle leased in our company's name, with lease payments not exceeding $700/month or such other amount as may be determined by our board of directors; (ii) pay Mr. Wright an allowance of $5,000 per month or such other amount as may be determined by our board of directors, which may be used by Mr. Wright as he sees fit, including without limitation, the funding of non-qualified retirement plans; (iii) reimburse Mr. Wright for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Wright was entitled in each year to five weeks' paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than three consecutive weeks of paid time off.

The initial term of the employment agreement with Mr. Wright was three years and, on the third anniversary of the effective date of the employment and on each annual anniversary date thereafter, the term of the employment agreement was to automatically be extended by one additional year unless either party gives 90 days' written notice to the other of its intention not to renew the employment agreement.

On April 3, 2020, we granted 250,000 stock options to Mr. Wright. The stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vested as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

On April 30, 2020, we granted an award of 200,000 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on the one year anniversary of the date of grant.

On March 31, 2021, we granted 250,000 stock options to Mr. Wright. The stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031. The stock options vested as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

On March 31, 2021, we granted an award of 150,000 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on the one year anniversary of the grant date.

On November 11, 2021, we granted an award of 400,000 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on January 15, 2022.

On April 25, 2022, we entered into a new employment agreement dated effective April 25, 2022 with Mr. Wright, pursuant to which Mr. Wright agreed to perform such duties as are regularly and customarily performed by the president and chief executive officer of a corporation, and any other duties consistent with Mr. Wright's position in our company. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Wright $275,000 annually or such other amount as may be determined by our board of directors from time to time.

In addition, Mr. Wright was entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we did not provide such plans at any time, we agreed to reimburse Mr. Wright for the reasonable cost of any such plans obtained privately. We also agreed to (i) provide Mr. Wright with a $750 per month automobile allowance during the term of the employment agreement; and (ii) reimburse Mr. Wright for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Wright was entitled in each year to five weeks' paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than two consecutive weeks of paid time off.

On June 2, 2022, our company and its subsidiary entered into a Separation Agreement and Release of All Claims (the "Separation Agreement") with Mr. Wright.

The Separation Agreement provides, among other things, the following:

1. The parties agreed that Mr. Wright voluntarily resigned from his employment with our company effective as of June 2, 2022 (the "Separation Date") and resigned from any and all director and officer positions that he held with our company and its subsidiaries;

2. We agreed with Mr. Wright that Mr. Wright's employment with our company ended effective as of the Separation Date and the employment agreement dated April 25, 2022 with Mr. Wright is of no further force and effect as of the Separation Date except for certain sections of the employment agreement, including the extension of the non-competition provision of the employment agreement by one year to a total of two years so long as Mr. Wright is receiving, or has received in the event of a "Change of Control" (as defined below), the severance benefits described in paragraph 3 below;

3. Provided that Mr. Wright does not revoke the Separation Agreement as provided in the Separation Agreement, we agreed to pay Mr. Wright the total severance sum of $550,000.08 payable as follows: (1) a single payment of US$275,000.04 (the "Lump Sum Payment") less all applicable deductions and withholdings payable within three days after the conclusion of the revocation period described the Separation Agreement; and (2) 24 full months of severance (the "Severance Period") at the rate of $11,458.33 per month (each, a "Monthly Separation Payment"). The Monthly Separation Payments will be less all applicable deductions and withholdings. The Monthly Separation Payments for the Severance Period began July 5, 2022 (the first pay period pay date following the expiration of the revocation period provided in the Separation Agreement). The Monthly Separation Payments will be paid ratably pursuant to our current and normal payroll cycle. Notwithstanding the foregoing, in the event our company is sold or undergoes a Change of Control prior to the end of the Severance Period, we agreed that the balance of the unpaid amounts will be paid in a lump sum within five days of the Change of Control. A "Change of Control" means a sale of substantially all of our assets or a sale of 50% or more of stock;

4. We agreed to reimburse Mr. Wright for his legal expenses in connection with the preparation and negotiation of the Separation Agreement up to a maximum of $25,000;

5. We agreed to maintain or provide Mr. Wright and family (to the extent currently covered) his current health insurance plan or the equivalent thereto at no cost to Mr. Wright from the Separation Date until May 31, 2024. We agreed that such health insurance will be coverage under our group health insurance plan, as amended from time to time, or comparable coverage. In the event our company is sold or undergoes a Change of Control prior to May 31, 2024 (as applicable, the "Trigger Date"), we agreed to pay Mr. Wright a lump sum amount equal to the monthly COBRA premium for continuation coverage under our group health plan multiplied by the number of months remaining from the Change of Control date until May 31, 2024 and Mr. Wright will be terminated from our group health insurance plan as of the Trigger Date;

6. With respect to (a) 250,000 stock options granted to Mr. Wright under that certain Stock Option Agreement dated March 31, 2021 and (b) 250,000 stock options granted to Mr. Wright under that certain Stock Option Agreement dated April 3, 2020 (collectively, the "Wright Options"), notwithstanding the provisions of the agreements governing the Wright Options, including his termination of Continuous Service as defined in the 2020 Equity Incentive Plan, and as compensation to Mr. Wright under the Separation Agreement, we agreed that Mr. Wright is entitled to exercise part or all of the Wright Options at any time after the Separation Date until May 31, 2024 and the Wright Options will expire on May 31, 2024;

7. In the event we reprice any employee stock options during the two year period after the termination date, we agreed that Mr. Wright's stock options will receive the same repricing treatment; and

8. On June 10, 2022, we granted an award of 100,000 shares of our common stock as a "restricted award" under our 2020 equity incentive plan to Mr. Wright pursuant to the Separation Agreement. These shares vested as of June 10, 2022.

David A. Guarino

We pay David A. Guarino $14,000 per month for his services and a $750 monthly car allowance.

On April 3, 2020, we granted 150,000 stock options to Mr. Guarino. The stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vested as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

On April 30, 2020, we granted an award of 100,000 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on the one year anniversary of the date of grant.

On March 31, 2021, we granted 200,000 stock options to Mr. Guarino. The stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031. The stock options vested as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

On March 31, 2021, we granted an award of 100,000 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on the one year anniversary of the date of grant.

On November 11, 2021, we granted an award of 300,000 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on January 15, 2022.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the provisions of the Separation Agreement with Mr. Wright described above, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or named executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or named executive officers, or a change in control of our company or a change in our directors' or named executive officers' responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2022:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard A. Wright	250,000	Nil	250,000	$0.53	April 3, 2030	Nil	Nil	Nil	Nil
	250,000	Nil	250,000	$1.09	March 31, 2031
David A. Guarino	150,000	Nil	150,000	$0.53	April 3, 2030	Nil	Nil	Nil	Nil
	200,000	Nil	200,000	$1.09	March 31, 2031

Compensation of Directors

The particulars of compensation paid to our directors who are not named executive officers for the fiscal year ended March 31, 2022 are set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Keay	120,000(2)	656,000(1)	Nil	Nil	Nil	Nil	776,000
Brian Sudano	Nil	82,000(3)	Nil	Nil	Nil	Nil	82,000
Frank Lazaran	Nil	102,700(4)	Nil	Nil	Nil	Nil	102,700

Note:

(1)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 400,000 shares of our common stock as “restricted awards” effective November 11, 2021 (valued at $656,000).
(2)	Consists of director fees.
(3)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 50,000 shares of our common stock as “restricted awards” effective November 11, 2021 (valued at $82,000).
(4)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 50,000 shares of our common stock as “restricted awards” effective November 11, 2021 (valued at $82,000) and the issuance of 15,000 shares of our common stock as “restricted awards” effective December 21, 2021 (valued at $20,700).

On April 3, 2020, we granted 250,000 stock options to Aaron Keay, a director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant. On April 3, 2020, we granted 100,000 stock options to Brian Sudano, a director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and vested as to one third on the date of grant and one third vested on each anniversary of the date of grant. On April 3, 2020, we granted 100,000 stock options to Frank Lazaran, a director of our company. These stock options are exercisable at the exercise price of $0.53 per share until April 2, 2030 and one third vested or will vest on each anniversary of the date of grant.

On April 30, 2020, we granted an award of 25,000 shares of our common stock to Brian Sudano, a director of our company. 50% of these shares vested on the one-year anniversary of grant and 50% of these shares vested on the second-year anniversary of the date of grant. On April 30, 2020, we granted an award of 200,000 shares of our common stock to Aaron Keay, a director of our company. These shares vested on the one-year anniversary of the date of grant. We granted these shares as "restricted awards" under our 2020 equity incentive plan.

On March 31, 2021, we granted 250,000 stock options to Aaron Keay, a director of our company. These stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031 and vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant. On March 31, 2021, we granted 50,000 stock options to Brian Sudano, a director of our company. These stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031 and vested or will vest as to 50% on each anniversary of the date of grant. On March 31, 2021, we granted 50,000 stock options to Frank Lazaran, a director of our company. These stock options are exercisable at the exercise price of $1.09 per share until March 31, 2031 and vested or will vest as to 50% on each anniversary of the date of grant.

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

On November 11, 2021, we granted an award of 50,000 shares of our common stock to Brian Sudano, a director of our company. These shares vested on January 15, 2022. On November 11, 2021, we granted an award of 50,000 shares of our common stock to Frank Lazaran, a director of our company. These shares vested on January 15, 2022. On November 11, 2021, we granted an award of 400,000 shares of our common stock to Aaron Keay, a director of our company. These shares vested on January 15, 2022. We granted these shares as "restricted awards" under our 2020 equity incentive plan.

On December 20, 2021, we granted an award of 15,000 shares to Frank Lazaran, a director of our company. These shares vested immediately on December 20, 2021. We granted these shares as "restricted awards" under our 2020 equity incentive plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 14, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors and our named executive officers (as defined in the "Executive Compensation") and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Frank Lazaran	Common Stock	353,332(3)	*
David A. Guarino	Common Stock	2,759,300(4)	2.25%
Aaron Keay	Common Stock	3,600,000(5)	2.90%
Brian Sudano	Common Stock	225,000(6)	*
Richard A. Wright	Common Stock	4,900,000(7)	4.00%
All executive officers and directors as a group (4 persons)	Common Stock	6,937,632(8)	5.57%

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

(2) Percentage of common stock is based on 122,121,037 shares of our common stock issued and outstanding as of July 14, 2022.

(3) Includes 116,666 stock options exercisable within 60 days and warrants to purchase 50,000 shares of our common stock.

(4) Includes 350,000 stock options exercisable within 60 days.

(5) Includes 1,000,000 shares of our common stock held by Klutch Financial Corp., which is wholly owned by Mr. Keay, 850,000 stock options exercisable within 60 days and warrants to purchase 1,000,000 shares of our common stock.

(6) Includes 125,000 stock options exercisable within 60 days.

(7) Includes 500,000 stock options exercisable within 60 days.

(8) Includes 1,441,666 stock options exercisable within 60 days and warrants to purchase 1,050,000 shares of our common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since April 1, 2020, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $120,000, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On July 6, 2021, we issued 1,000,000 subscription receipts to Klutch Financial Corp., a company wholly owned by Aaron Keay, our director and chairman, at a price of $1.05 per subscription receipt for total gross proceeds of $1,050,000 pursuant to a private placement of our company completed on July 6, 2021. On September 30, 2021, we issued 1,000,000 units of our company upon conversion of these subscription receipts. Each unit consisted of one share of our common stock and one transferable share purchase warrant. Each warrant entitles the holder thereof to acquire one share of our common stock until July 6, 2024 at a price of $1.25 per share. The conversion of the subscription receipts was the result of our company satisfying the escrow release condition, which was the receipt by our company of an ordinary resolution of our stockholders approving the private placement and the issuance of the securities thereunder.

Compensation for Named Executive Officers and Directors

For information regarding compensation for our named executive officers and directors, see "Executive Compensation".

Director Independence

We currently act with four directors consisting of Frank Lazaran, David A. Guarino, Aaron Keay and Brian Sudano. Our common stock is listed on the Nasdaq Capital Market. Under Nasdaq Marketplace Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have two independent directors, Aaron Keay and Brian Sudano.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2022 and 2021 for professional services rendered by Prager Metis CPAs, LLC:

Fees	2022	2021
Audit Fees	$135,000	130,000
Audit Related Fees	-	-
Tax Fees
Other Fees	$39,265	25,000

Other fees for the years ended March 31, 2022 and 2021 were for quarterly reviews, consents for registration statements and comfort letters.

Pre-Approval Policies and Procedures

Our audit committee reviews and pre-approves all audit and audit-related services and the fees and other compensation related thereto, and any non-audit services, provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our audit committee before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Prager Metis CPAs, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)

10.6	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)

10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41	Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
10.49	Underwriting Agreement, dated March 8, 2019, by and between The Alkaline Water Company Inc. and Canaccord Genuity LLC, as representative of the underwriters named therein (incorporated by reference from our Current Report on Form 8-K, filed on March 11, 2019)
10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P. (incorporated by reference from our Annual Report on Form 10-K filed on July 1, 2019)
10.52	Agreement and Plan of Merger, dated as of September 9, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2019)
10.53	Amendment to the Agreement and Plan of Merger, dated as of October 31, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2019)
10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)

10.57	Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)
10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)
10.60	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2021)
10.61	Employment Agreement dated effective April 25, 2022 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K filed on April 29, 2022)
10.62**	Underwriting Agreement, dated May 4, 2022, between The Alkaline Water Company Inc. and Aegis Capital Corp. (incorporated by reference from our Current Report on Form 8-K filed on May 6, 2022)
10.63	Separation Agreement & Release of All Claims dated June 2, 2022 by and between Richard Wright, The Alkaline Water Company Inc. and Alkaline 88, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 2, 2022)
(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct
(21)	Subsidiaries
21.1*	Subsidiaries of The Alkaline Water Company Inc.
A88 Infused Beverage Division Inc., a Nevada corporation
A88 International, Inc., a Nevada corporation
A88 Infused Products Inc., a Nevada corporation
The Clean Beverage Company Inc., a Nevada corporation
AWC Acquisition Company Inc., a Nevada corporation
Alkaline 88, LLC, an Arizona limited liability company

(23)	Consents of Experts and Counsel
23.1*	Consent of Prager Metis CPAs, LLC
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

The Alkaline Water Company Inc.

By: /s/ Frank Lazaran
Frank Lazaran
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Frank Lazaran
Frank Lazaran
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 14, 2022

By: /s/ David A. Guarino
David A. Guarino
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: July 14, 2022

By: /s/ Aaron Keay
Aaron Keay
Director
Date: July 14, 2022

By: /s/ Brian Sudano
Brian Sudano
Director
Date: July 14, 2022