Form 10-Q
period 2022-06-30
ALKALINE WATER Co INC
filed 2022-08-15
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

141,888,269 shares of common stock issued and outstanding as of August 12, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Current assets
Cash	$2,945,924	$1,531,062
Accounts receivable, net	8,422,415	7,927,065
Inventory	10,678,339	8,583,664
Prepaid expenses	4,362,972	2,928,085
Operating lease right-of-use asset - current portion	187,545	187,545

Total current assets	26,597,195	21,157,421

Fixed assets - net	1,868,362	1,200,797
Operating lease right-of-use asset	95,473	142,359

Total assets	$28,561,030	$22,500,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,934,494	$10,441,879
Accrued expenses	5,946,778	2,036,739
Revolving financing	6,539,787	7,043,870
Convertible note payable, net of debt discount	3,208,445	2,223,633
PPP loan payable - current portion	-	-
Operating lease liability - current portion	199,430	174,565

Total current liabilities	27,828,934	21,920,686

Operating lease liability	106,727	178,753

Total liabilities	27,935,661	22,099,439

Commitments and contingencies (Note 8)

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 2,227,030 Series S issued and outstanding on June 30, 2022 and 4,453,970 issued and outstanding on March 31, 2022	2,227	4,454
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 122,121,037 and 110,571,812 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	122,121	110,572
Subscription Receivable	-	(62,388)
Additional paid in capital	117,510,009	109,864,080
Accumulated deficit	(117,008,988)	(109,515,580)

Total stockholders' equity	625,369	401,138

Total liabilities and stockholders' equity	$28,561,030	$22,500,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months
	June 30, 2022	June 30, 2021

Net Revenue	$16,894,403	$14,113,578

Cost of Goods Sold	13,399,774	9,311,011

Gross Profit	3,494,629	4,802,567

Operating expenses
Sales and marketing expenses	6,921,846	7,156,400
General and administrative	2,863,993	4,964,374

Total operating expenses	9,785,839	12,120,774

Total operating loss	(6,291,210)	(7,318,207)

Other expense
Interest expense	(1,202,198)	(107,419)

Total other expense	(1,202,198)	(107,419)

Net loss	$(7,493,408)	$(7,425,626)

LOSS PER SHARE (Basic and Diluted)	$(0.06)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	117,518,198	88,342,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
(unaudited)

	Preferred Stock		Common Stock		Additional	Subscription	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Receivable	Deficit	Total

Balance, March 31, 2021	-	$-	87,465,178	$87,464	$80,857,742	$-	$(69,931,220)	$11,013,986

Preferred stock issuance	6,681,090	6,681			2,220,350			2,227,031

Common shares issued upon exercise of warrants			1,277,777	1,278	651,499			652,777

Common shares issued to non-employees and employees			855,499	856	39,144			40,000

Stock option and RSU-related stock compensation expense					651,648			651,648

Stock option exercise			162,668	163	48,068			48,231

Net (loss)							(7,425,626)	(7,425,626)

Balance, June 30, 2021	6,681,090	$6,681	89,761,122	$89,761	$84,468,451	$-	$(77,356,846)	$7,208,047

Balance, March 31, 2022	4,453,970	$4,454	110,571,812	$110,572	$109,864,080	$(62,388)	$(109,515,580)	$401,138

Common Shares issued in connection with offerings			9,083,574	9,083	5,197,121	62,388		5,268,592

Stock option exercise			16,956	17	(17)			-

Preferred stock conversion to common stock	(2,226,940)	(2,227)	2,227,030	2,227	2,227,030			2,227,030

Stock option and RSU-related compensation expense and common shares issued opun conversion of RSUs			221,665	222	221,795			222,017

Net (loss)							(7,493,408)	(7,493,408)

Balance, June 30, 2022	2,227,030	$2,227	122,121,037	$122,121	$117,510,009	$-	$(117,008,988)	$625,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,493,408)	$(7,425,626)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	187,432	159,015
Shares issued and vested, options and RSU expensed for employee and non-employee services	2,449,047	2,918,680
Amortization of debt discount	935,102	-
Non-cash interest expense	49,710	-
Non-cash lease expense	(275)	5,084
Changes in operating assets and liabilities:
Accounts receivable	(495,350)	236,803
Inventory	(2,094,675)	(629,855)
Prepaid expenses and other current assets	(1,434,887)	(2,028,928)
Accounts payable	1,492,615	653,199
Accrued expenses	3,910,039	56,315

NET CASH USED IN OPERATING ACTIVITIES	(2,494,650)	(6,055,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(854,997)	(61,444)

CASH USED IN INVESTING ACTIVITIES	(854,997)	(61,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing	(504,083)	782,699
Proceeds from sale of common stock, net	5,268,592	-
Proceeds for the exercise of warrants, net	-	652,777
Proceeds for the exercise of stock options, net	-	48,230

CASH PROVIDED BY FINANCING ACTIVITIES	4,764,509	1,483,706

NET CHANGE IN CASH	1,414,862	(4,633,051)

CASH AT BEGINNING OF PERIOD	1,531,062	9,130,956

CASH AT END OF PERIOD	$2,945,924	$4,497,905

INTEREST PAID	$215,164	$105,197

TAXES PAID	$-	$-

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

Principles of consolidation

The consolidated financial statements include the accounts of The Alkaline Water Company Inc. (a Nevada Corporation) and its wholly owned subsidiary, Alkaline 88, LLC (an Arizona Limited Liability Company). All significant intercompany balances and transactions have been eliminated. The Alkaline Water Company Inc. and Alkaline 88, LLC will be collectively referred herein to as the "Company". Any reference herein to "The Alkaline Water Company Inc.", the "Company", "we", "our" or "us" is intended to mean The Alkaline Water Company Inc., including its Alkaline 88, LLC subsidiary indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney's client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $2,945,924 and $1,531,062 in cash at June 30, 2022 and March 31, 2022, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Trade receivables, net	$8,912,415	$8,397,065
Less: Allowance for doubtful accounts	(490,000)	(470,000)
Net accounts receivable	$8,422,415	$7,927,065

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

As of June 30, 2022 and March 31, 2022, inventory consisted of the following:

	June 30, 2022	March 31, 2022
Raw materials	$6,755,208	$3,848,750
Finished goods	3,923,131	4,734,914
Total inventory	$10,678,339	$8,583,664

Property and Equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets or the lease term, whichever is shorter. The Company evaluated its property and equipment for impairment and concluded for the quarter ended June 30, 2022, there was no impairment.

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

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and less certain other discounts and allowances. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $3,813,376 and $2,906,900 (which are not included in revenue) for the quarter ended June 30, 2022 and 2021, respectively.

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company's retail customers or distributors including, but not limited to the following: (a) discounts granted off list prices to support price promotions to end-consumers by retailers; (b) reimbursements given to the Company's distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; and (c) the Company's agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; The Company's promotional allowance programs with its retailers or distributors are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one year. The Company's promotional and other allowances are calculated based on various programs with retailers and distributors, and accruals are established at the time of initial product sale for the Company's anticipated liabilities. The Company believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company's historical experience.

Disaggregated Net Revenues

The following table reflects disaggregated net revenue by sales channel for the years ended June 30, 2022 and June 30, 2021 are as follows:

	June 30, 2022	June 30, 2021
Retailers	$10,955,349	$9,404,681
Distributors	5,634,443	4,536,003
Ecommerce/Other	304,611	172,914
Total Net Revenue	$16,894,403	$14,113,578

Concentration Risks

The Company has 2 major customers that account for 25% (13% and 12% respectively) of accounts receivable at June 30, 2022, and 2 customers that together account for 31% (18% and 13%, respectively) of the total revenues earned for the quarter ended June 30, 2022. The Company has 2 vendors that accounted for 48% (31%, and 17% respectively) of purchases for the quarter ended June 30, 2022.

The Company had 1 major customer that accounted for 12% of accounts receivable at June 30, 2021, and 2 customers that together accounted for 36% (20% and 16%, respectively) of the total revenues earned for the quarter ended June 30, 2021. The Company had 2 vendors that accounted for 43% (27%, and 16% respectively) of purchases for the quarter ended June 30, 2021.

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

For the three months ended June 30, 2022 and 2021, respectively, the Company had 4,518,132 and 3,897,897 shares relating to options, nil and 4,761,690 shares relating to warrants and nil and 2,227,030 convertible preferred shares that were not included in the diluted earnings per share calculation because they were antidilutive.

Business Segments

The Company operates on one segment in one geographic location - the United States of America and; therefore, segment information is not presented.

Recent Accounting Pronouncements

Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The Company believes that the impact of adopting this standard will not have a material effect on its financial statements.

The Company has evaluated other recent accounting pronouncements through June 30, 2022 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended June 30, 2022 of ($117,008,988). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the of the date that the financial statements are issued.

The Company's cash position may not be sufficient to support the Company's daily operations. Management plans to raise additional funds by way of a private or ongoing public offering. While the Company believes in the viability of its strategy and its ability to generate sufficient revenue and to raise additional funds, there can be no assurances to that effect. Should the Company fail to raise additional capital, it may be compelled to reduce the scope of its planned future business activities.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan, to generate sufficient revenue and to raise additional funds by way of public and/or private offerings.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

Fixed assets consisted of the following at:	June 30, 2022	March 31, 2022
Machinery and Equipment	$5,621,300	$4,766,303
Office Equipment	55,439	55,439
Less: Accumulated Depreciation	(3,808,377)	(3,620,945)
Fixed Assets, net	$1,868,362	$1,200,797

Depreciation expense for the quarter ended June 30, 2022 and 2021 was $187,432 and $159,015, respectively.

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

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $10 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves). The advanced under the credit agreement as of June 30, 2022 was $6,539,787.

The Credit Agreement expires on July 3, 2023, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of March 31, 2022 was 8.0%

To secure the payment and performance of the obligations under the Credit Agreement, we granted to SCM a continuing security interest in all of our assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

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

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. As of June 30, 2022, the Company has paid $1,500,000 under this agreement and anticipates paying an additional $250,000 in each quarter in the fiscal years ended March 31, 2023 and March 31, 2024

In addition, the Company agreed to grant 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022, and May 1, 2023. The term of the Endorsement Agreement ends on May 1, 2024. The Series S Preferred was valued at $6,681,090 based on the Company's closing stock price of $1.00 on May 12, 2021. The Company valued each annual vested Series S Preferred Stock in the amount of $2,227,030, which amount was recognized as a prepaid expense on each vesting date that is being expensed over twelve months. The prepaid expense at June 30, 2022 was $1,855,858.

In the quarter ended June 30, 2022, the Company recognized an expense of $806,758 in connection with the agreement and anticipates recognizing an expense of 806,758 in each of the quarters ended September 30, 2022, December 31, 2022, and March 31, 2023 for a total expense of $3,227,030 for the year ended March 31, 2023. In the years ended March 31, 2024 and March 31, 2025, the Company anticipates recognizing an expense in the amount of $3,227,030 and $185,586 respectively.

Common Stock

Share Issuances

During April, 2022, we sold a total of 750,240 common shares at an average price of $0.84 through our Agent under the Sales Agreement for our previously established ATM facility for net proceeds of $631,203.

Effective as of May 2, 2022, the Company issued 2,227,030 shares of our common stock upon conversion of 2,227,030 shares of Series S Preferred Stock without the payment of any additional consideration.

On May 4, 2022, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Aegis Capital Corp. (the "Underwriter"). Pursuant to the Underwriting Agreement, the Company agreed to sell in an underwritten offering (the "Offering") an aggregate of 8,333,334 shares of the Issuer's common stock at a public offering price of $0.60 per share, for net proceeds of approximately $4,575,000. On May 9, 2022 all 8,333,334 shares were issued to the applicable shareholders.

Effective as of June 15, 2022, the Company issued an aggregate of 121,665 shares of common stock upon the vesting of "restricted awards" granted April 30, 2020 as part of the Company's 2020 Equity Incentive Plan. These shares were issued to 6 individuals.

Restricted Awards

On June 10, 2022, we granted an award of 100,000 shares of our common stock as a "restricted award" under our 2020 Equity Incentive Plan to Richard A. Wright, a former director and executive officer of our company, pursuant to a Separation Agreement and Release of All Claims dated June 2, 2022 with Mr. Wright. These shares vested as of June 10, 2022.

NOTE 6 - OPTIONS AND WARRANTS

The Company issued 16,956 shares of common stock during the three months ending June 30, 2022 in connection with the exercise of 40,000 stock options of which 23,044 options were payment to the Company for the exercise price of $0.53 and the remaining amount of stock options were exercised as a cashless exercise under the plan.

NOTE 7 - LEASES

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

As of April 1, 2022, the Company entered into a lease for 1,520 square feet of warehouse space from a third party through March 2025 at a rate of $1,812 per month for the first twelve months, then at a rate of $1,867 per month for the last next twelve months and then at a rate of $1,923 for the last twelve months. The Company determined this lease was an operating lease under ASC 842 and using an interest rate of 7%, the Company determined that the ROU for this lease was $60,737 and the lease liability for this lease was $60,737, at inception of this lease, respectively.

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

Operating Lease expense for the three months ended June 30, 2022 was $65,169 and for the three months ended June 30, 2021 was $100,915.

Operating Leases:	June 30, 2022
Operating lease right-of-use asset - current portion	$187,545
Operating lease right-of-use asset - non-current portion	95,473

Total Operating lease right-of-use asset	$283,018

Operating lease liability - current portion	$199,430
Operating lease liability - non-current portion	106,727

Total Operating lease liability	$306,157

Weighted average remaining lease term (in years):
Operating leases	1.6

Weighted average discount rate:
Operating leases	7%

Maturities of undiscounted lease liabilities as of June 30, 2022 are as follows:

Operating Leases
Year ending March 31, 2023	160,404
Year ending March 31, 2024	141,552
Year ending March 31, 2025	23,074
Total lease payments	325,030
Less: Imputed interest	(18,873)
Total lease obligations	306,157

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

Private Placement

On July 25, 2022, the Company entered into debt settlement and subscription agreements with four creditors, and the Company issued units to three creditors and special warrants to one creditor in settlement of debt in an aggregate of $3,869,962 (principal of $3,800,000 and accrued and unpaid interest of $69,962) owing the creditors in connection with certain convertible notes.

Effective as of July 25, 2022, the Company issued an aggregate of 9,633,616 units of our company at a deemed price of $0.37 per unit to three creditors. Each unit was comprised of one share of common stock and one warrant. Each warrant entitled the holder to purchase an additional share of our common stock at a price of $0.44 per share for a period of three years. As a condition of the debt settlement, each of the creditors who has received the units has agreed to immediately exercise the creditor's respective warrants. Accordingly, the creditors exercised warrants for an aggregate of $4,238,791 (of which approximately $3 million was received as of June 30, 2022 and recorded as an accrued liability of the Company pending the closing of this debt settlement transaction) resulting in an aggregate of an additional 9,633,616 shares of our common stock being issued to such creditors.

Effective as of July 25, 2022, we issued 825,738 special warrants at a deemed price of $0.37 per special warrant to one creditor. Each special warrant is automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into units on the date that is the earlier of: (i) the date that is three business days following the date on which our company obtains a receipt from the British Columbia Securities Commission for a (final) short form prospectus qualifying the distribution of the units issuable upon exercise of the special warrants, and (ii) the date that is four months and one day after the issuance of the special warrants. Each unit will be comprised of one share of common stock and one warrant. Each warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.44 per share. As consideration for the debt settlement and the issuance of the special warrants, the creditor agreed to exercise the warrants immediately upon automatic exercise of the special warrants by payment of $363,325, which amount is held in trust by the creditor's lawyers until the automatic exercise date, for an additional 825,735 shares of our common stock.

Employment Agreement with Frank Lazaran

On July 29, 2022, The Company entered into an employment agreement with Frank Lazaran, our president, chief executive officer and director. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Lazaran US$275,000 annually or such other amount as may be determined by our board of directors from time to time, commencing on the Effective Date.

In addition, subject to compliance with all applicable laws and the rules of any stock exchange on which our common stock is listed, we have agreed to grant to Mr. Lazaran an aggregate of 1,000,000 shares (the "Restricted Award Shares") of our common stock as "restricted awards" under our 2020 equity incentive plan and any successor equity incentive plan (collectively, the "Plan") and non-qualified stock options under the Plan to purchase an aggregate of 1,000,000 shares of our common stock on the following terms: (i) 500,000 of the Restricted Award Shares were granted on July 29, 2022 (the "First Grant Date") and these Restricted Award Shares vested immediately; (ii) the other 500,000 Restricted Award Shares will be granted as soon as reasonably practicable following the our stockholder approval of the amendment to the Plan or otherwise to allow the grant of such Restricted Award (the "Second Grant Date") and these Restricted Award Shares will vest on the six month anniversary of the First Grant Date, provided, however, if we do not obtain the stockholder approval by June 3, 2023, such Restricted Award Shares will not be granted and we will have no further obligation with respect to such Restricted Award Shares; (iii) the stock options were granted on July 29, 2022 (the "Option Grant Date"); (iv) the exercise price for the stock options is $0.428 per share; (v) the stock options will vest in two equal annual installments, with the first 500,000 stock options vesting on the one year anniversary of the Option Grant Date and the second 500,000 stock options vesting on the second anniversary of the Option Grant Date; and (vi) vested stock options may be exercised for up to ten years from the Option Grant Date.

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

As used in this quarterly report on Form 10-Q, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly owned subsidiary Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

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

Results of Operations

Our results of operations for the three months ended June 30, 2022 and June 30, 2021 are as follows:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Revenue	$16,894,403	$14,113,578
Cost of goods sold	13,399,774	9,311,011
Gross profit	$3,494,629	$4,802,567
Net Loss	$(7,493,408)	$(7,425,626)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2022 of $16,894,403 as compared to $14,113,578 for the three months ended June 30, 2021, an increase of 20%. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Sam's Club, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2022, we had cost of goods sold of $13,399,774, or 79% of revenue, as compared to cost of goods sold of $9,311,011 or 66% of revenue, for the three months ended June 30, 2021. The increase in cost of goods sold is due to increased raw material costs and increased freight costs to our co-packers.

Expenses

Our operating expenses for the three months ended June 30, 2022 and June 30, 2021 are as follows:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Sales and marketing expenses	$6,921,846	$7,156,400
General and administrative expenses	2,863,993	4,964,373
Total operating expenses	$9,785,839	$12,120,774

For the three months ended June 30, 2022, our total operating expenses were $9,785,839 as compared to $12,120,774 for the three months ended June 30, 2021.

For the three months ended June 30, 2022, the total included $6,951,846 of sales and marketing expenses. For the three months ended June 30, 2021 the total included $7,156,400 of sales and marketing expenses. Compared to the three months ended June 30, 2021, sales and marketing expenses for the three months ended June 30, 2022 decreased due to lower advertising and promotion of approximately $0.2 million and lower professional fees of approximately $0.6 million offset by an increase of freight to our customers in the amount of $0.9 million.

For the three months ended June 30, 2022, general and administrative expenses of $2,863,993 consisted primarily of approximately $0.4 million of professional fees, media fees and legal fees, stock compensation expense of approximately $0.2 million and approximately $2.0 million of wages and wage related expenses. For the three months ended June 30, 2021, general and administrative expenses of $4,964,374, consisted primarily of approximately $2.6 million of professional fees, media fees and legal fees, stock compensation expense of approximately $1.1 million and approximately $1.0 million of wages and wage related expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2022	March 31, 2022
Current assets	$26,597,195	$21,157,421
Current liabilities	27,828,934	21,920,686
Working capital	$(1,231,739)	$(763,265)

Current Assets

Current assets as of June 30, 2022 and March 31, 2022 primarily include $2,945,924 and $1,531,062 in cash, $8,422,415 and $7,927,065 in accounts receivable and $10,678,339 and $8,583,664 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2022 and March 31, 2022 primarily include $11,934,494 and $10,441,879 in accounts payable, revolving financing of $6,539,787 and $7,043,870, and accrued expenses of $5,946,778 and $2,036,736, respectively. The increase in accrued expenses during the three-month period ending June 30, 2022 is primarily due to approximately $3 million of proceeds received early by the Company as of June 30, 2022 for warrants exercised by third parties as part of the debt settlement transaction that did not close until July 25, 2022 as detailed below.

Cash Flow

Our cash flows for the three months ended June 30, 2022 and June 30, 2021 are as follows:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Net Cash used in operating activities	$(2,494,650)	$(6,055,313)
Net Cash used in investing activities	(854,997)	(61,444)
Net Cash provided by financing activities	4,764,509	1,483,706
Net increase (decrease) in cash	$1,414,862	$(4,633,051)

Operating Activities

Net cash used in operating activities was $2,494,650 for the three months ended June 30, 2022, as compared to $6,055,313 used in operating activities for the three months ended June 30, 2021. The decrease in net cash used in operating activities was primarily due to the receipt of approximately $3 million for the exercise of warrants that were not exercised until July 25, 2022 (see below Financing Activities Subsequent to June 30, 2022).

Investing Activities

Net cash used in investing activities was $854,997 for the three months ended June 30, 2022, as compared to $61,444 used in investing activities for the three months ended June 30, 2021.  The increase in net cash used in investing activities was primarily due to the purchase of equipment for 2 new co-packing plants and the purchase of a new model for our 1-gallon bottle.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2022 was $4,764,509, as compared to $1,483,706 for the three months ended June 30, 2020.  The increase in net cash provided by financing activities was primarily to due proceeds from the sale of common stock in the amount of $5.2 million in the three months ended June 30, 2022.

Financing Activities Subsequent to June 30, 2022

We entered into debt settlement and subscription agreements with four creditors, and we issued units to three creditors and special warrants to one creditor in settlement of debt in an aggregate of $3,869,962 (principal of $3,800,000 and accrued and unpaid interest of $69,962) owing the creditors in connection with certain convertible notes.

Effective as of July 25, 2022, we issued an aggregate of 9,633,616 units of our company at a deemed price of $0.37 per unit to three creditors.  Each unit was comprised of one share of common stock and one warrant.  Each warrant entitled the holder to purchase an additional share of our common stock at a price of $0.44 per share for a period of three years. As a condition of the debt settlement, each of the creditors who has received the units has agreed to immediately exercise the creditor's respective warrants. Accordingly, the creditors exercised warrants for an aggregate of $4,238,791 (of which approximately $3 million was received as of June 30, 2022 and recorded as an accrued liability of the Company pending the closing of this debt settlement transaction) resulting in an aggregate of an additional 9,633,616 shares of our common stock being issued to such creditors.

Effective as of July 25, 2022, we issued 825,738 special warrants at a deemed price of $0.37 per special warrant to one creditor.  Each special warrant is automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into units on the date that is the earlier of: (i) the date that is three business days following the date on which our company obtains a receipt from the British Columbia Securities Commission for a (final) short form prospectus qualifying the distribution of the units issuable upon exercise of the special warrants, and (ii) the date that is four months and one day after the issuance of the special warrants. Each unit will be comprised of one share of common stock and one warrant. Each warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.44 per share. As consideration for the debt settlement and the issuance of the special warrants, the creditor agreed to exercise the warrants immediately upon automatic exercise of the special warrants by payment of $363,325, which amount is held in trust by the creditor's solicitors until the automatic exercise date, for an additional 825,735 shares of our common stock.

Cash Requirements

Our ability to operating as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.  We announced on July 9, 2022 that we have begun implementing a combination of cost-reduction measures and margin enhancements.  The cost reduction  measures include a) organizational restructuring; b) reductions in professional services; and c) reductions in marketing and promotional expenses and the margin enhancements will include a) packaging changes; b) improved manufacturing efficiencies; c) pricing and promotional optimization; and d) decreases in freight costs due to an enhanced distribution network.

Our cash on hand, plus the implementation of our cost-reduction and margin enhancement strategy, anticipated warrant exercises, our line of credit and the sales agreement with Roth Capital Partners, LLC is planned to fund our current planned operations and capital needs. However, if our current plans change or are accelerated or we choose to increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in our Annual Report on Form 10-K filed on July 14, 2022. There have been no material changes since July 14, 2022 from the risk factors disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of our fiscal quarter ended June 30, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

On July 29, 2022, we granted Frank Lazaran, our president, chief executive officer and director, an award of 500,000 shares of our common stock as a "restricted award" under the employment agreement dated July 29, 2022 with Mr. Lazaran and our 2020 equity incentive plan. These shares vested as of July 29, 2022. On July 29, 2022, we granted Mr. Lazaran stock options to purchase 1,000,000 shares of our common stock pursuant the employment agreement and our 2020 equity incentive plan. Each stock option is exercisable at a price of $0.428 per share until July 29, 2032. The stock options will vest as to 50% on each anniversary of the grant date. We granted the awards of these shares and stock options to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in granting these awards we relied on the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)

10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41	Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
10.49	Underwriting Agreement, dated March 8, 2019, by and between The Alkaline Water Company Inc. and Canaccord Genuity LLC, as representative of the underwriters named therein (incorporated by reference from our Current Report on Form 8-K, filed on March 11, 2019)
10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P. (incorporated by reference from our Annual Report on Form 10-K filed on July 1, 2019)
10.52	Agreement and Plan of Merger, dated as of September 9, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2019)
10.53	Amendment to the Agreement and Plan of Merger, dated as of October 31, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2019)
10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)
10.57	Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)

10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)
10.60	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2021)
10.61	Employment Agreement dated effective April 25, 2022 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K filed on April 29, 2022)
10.62**	Underwriting Agreement, dated May 4, 2022, between The Alkaline Water Company Inc. and Aegis Capital Corp. (incorporated by reference from our Current Report on Form 8-K filed on May 6, 2022)
10.63	Separation Agreement & Release of All Claims dated June 2, 2022 by and between Richard Wright, The Alkaline Water Company Inc. and Alkaline 88, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 2, 2022)
10.64*	Employment Agreement dated July 29, 2022 with Frank Lazaran
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	INS XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: August 15, 2022	By:	/s/ Frank Lazaran
Frank Lazaran
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)