Form 10-Q
period 2022-09-30
ALKALINE WATER Co INC
filed 2022-11-14
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

145,825,459 shares of common stock issued and outstanding as of November 14, 2022.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Current assets
Cash	$2,257,502	$1,531,062
Accounts receivable, net	7,464,009	7,927,065
Inventory	9,873,998	8,583,664
Prepaid expenses	2,403,972	2,928,085
Operating lease right-of-use asset - current portion	187,545	187,545

Total current assets	22,187,026	21,157,421

Fixed assets - net	2,027,667	1,200,797
Operating lease right-of-use asset	48,587	142,359

Total assets	$24,263,280	$22,500,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,902,488	$10,441,879
Accrued expenses	2,326,094	2,036,739
Revolving financing	7,531,935	7,043,870
Convertible note payable, net of debt discount	-	2,223,633
Operating lease liability - current portion	204,405	174,565

Total current liabilities	20,964,922	21,920,686

Operating lease liability	54,108	178,753

Total liabilities	21,019,030	22,099,439

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 2,227,030 Series S issued and outstanding on September 30, 2022 and 4,453,970 issued and outstanding on March 31, 2022	2,227	4,454
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 145,825,459 and 110,571,812 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	145,827	110,572
Subscription Receivable	-	(62,388)
Additional paid in capital	128,502,392	109,864,080
Accumulated deficit	(125,406,196)	(109,515,580)

Total stockholders' equity	3,244,250	401,138

Total liabilities and stockholders' equity	$24,263,280	$22,500,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months		For the Six Months
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net Revenue	$19,574,953	$15,255,765	$36,469,356	$29,369,343

Cost of Goods Sold	14,948,461	10,091,415	28,348,235	19,402,426

Gross Profit	4,626,492	5,164,350	8,121,121	9,966,917

Operating expenses
Sales and marketing expenses	7,120,133	10,120,875	14,041,979	17,277,275
General and administrative	2,575,986	5,251,751	5,439,979	10,216,125

Total operating expenses	9,696,119	15,372,626	19,481,958	27,493,400

Total operating loss	(5,069,627)	(10,208,276)	(11,360,837)	(17,526,483)

Other (income) expense
Interest expense	(921,969)	(170,197)	(2,124,167)	(277,616)
Debt conversion expense	(2,405,612)	-	(2,405,612)	-

Total other (income) expense	(3,327,581)	(170,197)	(4,529,779)	(277,616)

Net loss	$(8,397,208)	$(10,378,473)	$(15,890,616)	$(17,804,099)

LOSS PER SHARE (Basic and Diluted)	$(0.06)	$(0.11)	$(0.12)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	137,563,831	93,669,358	127,595,784	91,020,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional		Subscription	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Stock Payable	Receivable	Deficit	Total

Balance, March 31, 2021	-	$-	87,465,178	$87,464	$80,857,742	$-	$-	$(69,931,220)	$11,013,986

Preferred stock issuance	6,681,090	6,681			2,220,350				2,227,031

Common shares issued upon exercise of warrants			1,277,777	1,278	651,499				652,777

Common shares issued to non-employees and employees			855,499	856	39,144				40,000

Stock option and RSU-related stock compensation expense					651,648				651,648

Stock option exercise			162,668	163	48,068				48,231

Net (loss)								(7,425,656)	(7,425,656)

Balance, June 30, 2021	6,681,090	$6,681	89,761,122	$89,761	$84,468,451	$-	$-	$(77,356,876)	$7,208,017

Common shares issued in connection with offerings			4,757,381	4,757	4,990,493				4,995,250

Common shares issued upon exercise of warrants			9,523,376	9,526	11,894,694				11,904,220

Common shares issued to non-employees and employees			172,802	173	307,546				307,719

Stock option and RSU-related stock compensation expense					625,556				625,556

Stock option exercise			118,692	118	59,832				59,950

Net (loss)								(10,378,473)	(10,378,473)

Balance, September 30, 2021	6,681,090	$6,681	104,333,373	$104,335	$102,346,572	$-	$-	$(87,735,349)	$14,722,239

Balance, March 31, 2022	4,453,970	$4,454	110,571,812	$110,572	$109,864,080	$-	$(62,388)	$(109,515,580)	$401,138

Preferred stock conversion to common stock and vesting of endorsement shares	(2,226,940)	(2,227)	2,227,030	2,227	2,227,030				2,227,030

Common Shares issued in connection with offerings			9,083,574	9,083	5,197,121		62,388		5,268,592

Stock option exercise			16,956	17	(17)				-

Stock option and RSU-related compensation expense and common shares issued upon conversion of RSUs			221,665	222	221,795				222,017

Net (loss)								(7,493,408)	(7,493,408)

Balance, June 30, 2022	2,227,030	$2,227	122,121,037	$122,121	$117,510,009	$-	$-	$(117,008,988)	$625,369

Common shares issued in connection with conversion of note payable	-		10,459,354	10,460	4,966,013				4,976,473

Common shares issued upon exercise of warrants			12,745,068	12,746	5,640,798				5,653,544

Stock option and RSU-related compensation expense and common shares issued upon conversion of RSUs			500,000	500	385,572				386,072

Net (loss)								(8,397,208)	(8,397,208)

Balance, September 30, 2022	2,227,030	$2,227	145,825,459	$145,827	$128,502,392	$-	$-	$(125,406,196)	$3,244,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,890,616)	$(17,804,099)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	406,385	318,030
Shares issued and vested, options and RSU expensed for employee and non-employee services	1,721,605	3,851,955
Amortization of debt discount	1,598,855	-
Debt conversion expense	2,405,612	-
Non-cash interest expense	47,472	-
Non-cash lease expense	(1,033)	8,366
Changes in operating assets and liabilities:
Accounts receivable	463,056	(2,525,055)
Inventory	(1,290,334)	(1,870,124)
Prepaid expenses and other current assets	338,527	(1,723,026)
Accounts payable	460,609	929,303
Accrued expenses	289,355	84,224

NET CASH USED IN OPERATING ACTIVITIES	(9,450,507)	(18,730,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,233,254)	(315,408)

CASH USED IN INVESTING ACTIVITIES	(1,233,254)	(315,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing, net	488,065	2,673,516
Proceeds from sale of common stock, net	5,268,592	4,995,250
Proceeds for the exercise of warrants, net	5,653,544	12,556,997
Proceeds for the exercise of stock options, net	-	108,108

CASH PROVIDED BY FINANCING ACTIVITIES	11,410,201	20,333,871

NET CHANGE IN CASH	726,440	1,288,037

CASH AT BEGINNING OF PERIOD	1,531,062	9,130,956

CASH AT END OF PERIOD	$2,257,502	$10,418,993

INTEREST PAID	$468,118	$271,190

TAXES PAID	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney's client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $2,257,502 and $1,531,062 in cash at September 30, 2022 and March 31, 2022, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022

Trade receivables, net	$7,934,009	$8,397,065
Less: Allowance for doubtful accounts	(470,000)	(470,000)
Net accounts receivable	$7,464,009	$7,927,065

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

As of September 30, 2022 and March 31, 2022, inventory consisted of the following:

	September 30, 2022	March 31, 2022

Raw materials	$6,239,929	$3,848,750
Finished goods	3,634,069	4,734,914
Total inventory	$9,873,998	$8,583,664

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

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and less certain other discounts and allowances. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $3,720,857 and $4,812,052 for the three months ended September 30, 2022 and 2021, respectively and $7,534,234 and $7,718,952 for the six months ended September 30, 2022 and 2021, respectively.

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

Disaggregated Net Revenues

The following table reflects disaggregated net revenue by sales channel for the three months ended September 30, 2022 and September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
Retailers	$12,857,303	$10,940,057
Distributors	6,286,113	4,104,243
Ecommerce/Other	431,537	211,465
Total Net Revenue	$19,574,953	$15,255,765

The following table reflects disaggregated net revenue by sales channel for the six months ended September 30, 2022 and September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
Retailers	$23,812,653	$20,344,719
Distributors	11,920,555	8,640,245
Ecommerce/Other	736,149	384,379
Total Net Revenue	$36,469,356	$29,369,343

Concentration Risks

We have 2 major customers that together account for 22% (12% and 10%, respectively) of accounts receivable at September 30, 2022, 3 customers that accounts for 39% (17%, 12% and 10%, respectively) of total revenues for the three months ended September 30, 2022 and 2 customers that accounts for 29% (17% and 12%, respectively) of the total revenues earned for the six months ended September 30, 2022. The Company has 1 vendors that accounts for 31% of purchases for the three months ended September 30, 2022 and 2 vendors that accounted for 43% (31%, and 12% respectively) of purchases for the six months ended September 30, 2022.

The Company had 2 major customers that together account for 30% (18% and 12%, respectively) of accounts receivable at September 30, 2021, and 3 customers that accounted for 43% (21%, 11% and 11%, respectively) of total revenues for the three months ended September 30, 2021 and 3 customers that accounted for 44% (21%, 13% and 10%, respectively) of the total revenues earned for the six months ended September 30, 2021. The Company had 3 vendors that accounted for 53% (32%, 11% and 10% respectively) of purchases for the three months ended September 30, 2021 and 3 vendors that accounted for 53% (30%, 13% and 10% respectively) of purchases for the six months ended September 30, 2021.

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

The Company had 8,796,234 and 4,371,379 shares relating to options, 1,805,000 and 2,087,104 shares relating to warrants and 2,227,030 and 6,681,090 convertible preferred shares at September 30, 2022 and 2021, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of September 30, 2022 and 2021, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

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

The Company has evaluated other recent accounting pronouncements through September 30, 2022 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended September 30, 2022 of ($125,406,196). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

Property and Equipment consisted of the following at:	September 30, 2022	March 31, 2022
Machinery and Equipment	$5,999,558	$4,766,303
Office Equipment	55,439	55,439
Less: Accumulated Depreciation	(4,027,330)	(3,620,945)
Property and Equipment, net	$2,027,667	$1,200,797

Depreciation expense for the three months ended September 30, 2022 and 2021 was $218,953 and $159,015, respectively.

Depreciation expense for the six months ended September 30, 2022 and 2021 was $406,385 and $318,030, respectively.

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

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $10 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves). The advanced under the credit agreement as of September 30, 2022 was $7,531,935

The Credit Agreement expires on July 3, 2023, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of September 30, 2022 and March 31, 2022 was 9.5% and 8.0%, respectively.

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

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. As of September 30, 2022, the Company has paid $1,750,000 under this agreement and anticipates paying an additional $250,000 in each quarter in the fiscal years ended March 31, 2023 and March 31, 2024

In addition, the Company agreed to grant 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022, and May 1, 2023. The term of the Endorsement Agreement ends on May 1, 2024. The Series S Preferred was valued at $6,681,090 based on the Company's closing stock price of $1.00 on May 12, 2021. The Company valued each annual vested Series S Preferred Stock in the amount of $2,227,030, is being expensed over twelve months, for the three and six months ended September 30, 2022, the expense relating to the Series S Preferred Stock was $ 556,758 and $ 1,113,515, respectively.

In the three and six months ended September 30, 2022, the Company recognized an expense of $806,758 and $1,613,515 in connection with the agreement and anticipates recognizing an expense of $806,758 in each of the quarters ended December 31, 2022, and March 31, 2023 for a total expense of $3,227,030 for the year ended March 31, 2023. In the years ended March 31, 2024 and March 31, 2025, the Company anticipates recognizing an expense in the amount of $3,227,030 and $185,586 respectively.

Common Stock

On March 4, 2022, the Company entered into private placement subscription agreements, whereby it issued unsecured convertible notes (the "Notes") in the aggregate principal amount of $3.8 million. The Notes were to mature on September 4, 2022 and will accrue interest at 8% per annum, which interest will be payable on the date of the maturity. Pursuant to the terms of the Notes, the holders of the Notes may convert all or any part of the principal amount outstanding under the Notes into units (the "Conversion Units") at a conversion price of $0.80 per Conversion Unit. Each Conversion Unit will consist of one share of the Company's common stock and one share purchase warrant. Each share purchase warrant would entitle the holder thereof to acquire one share of the Company's common stock at a price of $1.10 per share until March 4, 2025.

Pursuant to the aforementioned subscription agreements, in consideration for the subscribers' execution and delivery of the subscription agreements, the Company issued an aggregate of 475,000 shares which the Company recognized a debt discount in the amount of $345,455 which will be amortized over the term of the Notes. For the three and six months ended September 30, 2022, the Company recognized interest expense in connection with the amortization of the debt discount of $121,619 and $294,346, respectively.

In addition, the Company recognized a beneficial conversion feature in connection with the warrants in the amount of $1,524,750 which will be amortized over the term of the Notes. For the three and six months ended September 30, 2022, the Company recognized interest expense in connection with the amortization of the beneficial conversion feature of $542,133 and $1,304,508, respectively.

On July 25, 2022, the Company entered into debt settlement agreements the holders of the Notes in which the Company issued 10,459,354 common shares in settlement of the Company's Notes in an aggregate amount of $3,869,962 (principal of $3,800,000 and accrued and unpaid interest of $69,962) at settlement price per share of $0.37. The original conversion price per share of the Notes was $0.80 per share and the stock price at the date of the debt settlement was $0.429 per share. The settlement of the debt at $0.37 per share resulted in a non-cash debt settlement expense of $2,405,612.

Upon conversion of the Notes, the holders of the Notes received warrants to purchase 10,459,354 common shares in the Company at $1.10 per share. The Company lowered the warrant exercise price from $1.10 to $0.44 for thirty days. The holders of the Notes exercised all of the warrants, resulting in the Company receiving net proceeds of $4,602,116 and the issuance of  10,459,354 shares of its common stock. In connection with this exercise of the warrants, the Company expensed the unamortized amount of the above referenced beneficial conversion feature recognized in connection with the issuance of the warrants.

Share Issuances

Effective as of August 29, 2022, we issued an aggregate of 2,285,714 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.46 per share for aggregate gross proceeds of $1,051,428.

Restricted Awards

On July 29, 2022, we granted Frank Lazaran, our president, chief executive officer and director, an award of 500,000 shares of our common stock as a "restricted award" under the employment agreement dated July 29, 2022 with Mr. Lazaran and our 2020 equity incentive plan. These shares vested as of July 29, 2022 with a value of $214,000 based on a common share price of $0.428.

NOTE 6 - OPTIONS

Options

On July 29, 2022, we granted Frank Lazaran, our president, chief executive officer and director, stock options to purchase 1,000,000 shares of our common stock pursuant to his employment agreement dated July 29, 2022 and our 2020 equity incentive plan. Each stock option is exercisable at a price of $0.428 per share until July 29, 2032. The stock options will vest as to 50% on each anniversary of the grant date.

On August 23, 2022, we granted an aggregate of 2,230,000 stock options to certain employees for the purchase of up to 2,230,000 shares of our common stock pursuant to our 2020 Equity Incentive Plan. Each stock option is exercisable at a price of US$0.51 per share until August 23, 2032. These stock options vest as to 50% (1,115,000) on each of the first and second anniversary of the grant date

NOTE 7 - LEASES

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

Operating Lease expense for the three and six months ended September 30, 2022 was $56,362 and $121,531, respectively.

Operating Lease expense for the three and six months ended September 30, 2021 was $91,611 and $192,526, respectively.

September 30, 2022
Operating lease right-of-use asset - current portion	$187,545
Operating lease right-of-use asset - non-current portion	48,587

Total Operating lease right-of-use asset	$236,132

Operating lease liability - current portion	$204,405
Operating lease liability - non-current portion	54,108

Total Operating lease liability	$258,513

Weighted average remaining lease term (in years):
Operating leases	1.9

Weighted average discount rate:
Operating leases	7%

Supplemental cash flow information related to leases is as follows:

Maturities of undiscounted lease liabilities as of September 30, 2022 are as follows:

Operating Leases
Year ending March 31, 2023	$107,678
Year ending March 31, 2024	141,552
Year ending March 31, 2025	23,075
Total lease payments	272,305
Less: Imputed interest	(13,792)
Total lease obligations	$258,513

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended September 30, 2022 and September 30, 2021

Our results of operations for the three months ended September 30, 2022 and September 30, 2021 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2022	2021
Revenue	$19,574,953	$15,225,765
Cost of goods sold	14,948,461	10,091,415
Gross profit	$4,626,492	$5,164,350
Net Loss	$(8,397,208)	$(10,378,473)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended September 30, 2022 of $19,874,953, as compared to $15,255,765 for the three months ended September 30, 2021, an increase of 28%. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including drug store chains, warehouse clubs, convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Rite Aid, Sam's Club, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended September 30, 2022, we had cost of goods sold of $14,948,461 or 76% of revenue, as compared to cost of goods sold of $10,091,415 or 66% of revenue, for the three months ended September 30, 2021. The increase in cost of goods sold is due to increased raw material cost from our suppliers.

Expenses

Our operating expenses for the three months ended September 30, 2022 and September 30, 2021 are as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2022	2021
Sales and marketing expenses	$7,120,133	$10,120,875
General and administrative expenses	2,575,986	5,251,751
Total operating expenses	$9,696,119	$15,372,626

For the three months ended September 30, 2022, our total operating expenses were $9,696,119 as compared to $15,372,626  for the three months ended September 30, 2021.

For the three months ended September 30, 2022, the total included $7,120,133 of sales and marketing expenses. For the three months ended September 30, 2021, the total included $10,120,875 of sales and marketing expenses. Sales and marketing expenses decreased as a result of decreased out-bound freight expenses (from approximately $4.8 million to $3.7 million) and decreased marketing expense of approximately $1.9 million, primarily relating to higher expense in the three months ended September 30, 2021 relating to our brand ambassador. For the three months ended September 30, 2022, general and administrative expenses of $2,575,986, consisted primarily of approximately $0.2 million of professional fees, media fees and legal fees, non-cash stock award and option expense in the amount of approximately $0.4 million and approximately $1.7 million of wages and wage related expenses. For the three months ended September 30, 2021, general and administrative expenses of $5,251,751, consisted primarily of approximately $2.8 million of professional fees, media fees and legal fees, non-cash stock award and option expense in the amount of approximately $0.7 million and approximately $1.1 million of wages and wage related expenses. General and administrative expenses decreased as a result of lower professional fees, media fees and legal fees.

Six Months Ended September 30, 2022 and September 30, 2021

Our results of operations for the six months ended September 30, 2022 and September 30, 2021 are as follows:

	For the six months	For the six months
	ended	ended
	September 30,	September 30,
	2022	2021
Revenue	$36,469,356	$29,369,343
Cost of goods sold	28,348,235	19,402,426
Gross profit	8,121,121	9,966,917
Net Loss	$(15,890,616)	$(17,804,099)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the six months ended September 30, 2022 of $36,469,356 as compared to $29,369,343 for the six months ended September 30, 2021, an increase of 24%. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including drug store chains, warehouse clubs, convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Rite Aid, Sam's Club, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the six months ended September 30, 2022, we had cost of goods sold of $28,348,235, or 78% of revenue, as compared to cost of goods sold of $19,402,426 or 66% of revenue, for the six months ended September 30, 2021. The increase in cost of goods sold is due to increased raw material cost from our suppliers.

Expenses

Our operating expenses for the six months ended September 30, 2022 and September 30, 2021 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2022	2021
Sales and marketing expenses	$14,041,979	$17,277,275
General and administrative expenses	5,439,979	10,216,125
Total operating expenses	$19,481,958	$27,493,400

For the six months ended September 30, 2022, our total operating expenses were $19,481,958, as compared to $27,493,400 for the six months ended September 30, 2021.

For the six months ended September 30, 2022, the total included $14,041,979 of sales and marketing expenses. For the six months ended September 30, 2021, the total included $17,277,275 of sales and marketing expenses. Sales and marketing expenses decreased as a result of decreased out-bound freight expense (from approximately $7.7 million to $7.5 million) and decreased marketing expenses of approximately $3.1, primarily relating to higher expense in the six months ended September 30, 2021 relating to our brand ambassador. For the six months ended September 30, 2022, general and administrative expenses of $5,439,979, consisted primarily of approximately $0.6 million of professional fees, stock award and option expense in the amount of approximately $0.6 million and approximately $3.7 million of wage and wage related expenses. For the six months ended September 30, 2021, general and administrative expenses of $10,216,125, consisted primarily of approximately $5.5 million of professional fees, stock award and option expense in the amount of approximately $1.4 million and approximately $2.1 million of wage and wage related expenses. General and administrative expenses decreased as a result of lower professional fees, media fees and legal fees.

Liquidity and Capital Resources

Working Capital

	At September 30, 2022	At March 31, 2022
Current assets	$22,187,026	$21,157,421
Current liabilities	20,964,922	21,920,686
Working capital	$1,222,104	$(763,265)

Current Assets

Current assets as of September 30, 2022 and March 31, 2022 primarily relate to $2,257,502 and $1,531,062 in cash, $7,464,009 and $7,927,065 in accounts receivable and $9,873,998 and $8,853,664 in inventory, respectively.

Current Liabilities

Current liabilities as of September 30, 2022 and March 31, 2022 primarily relate to $10,902,488 and $10,441,879 in accounts payable, revolving financing of $7,531,935 and $7,043,870, and accrued expenses of $2,326,094 and $2,036,739, respectively.

Cash Flows

Our cash flows for the six months ended September 30, 2022 and September 30, 2021 are as follows:

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2022	2021
Net Cash used in operating activities	$(9,450,507)	$(18,730,426)
Net Cash used in investing activities	(1,233,254)	(315,408)
Net Cash provided by financing activities	11,410,201	20,333,943
Net (decrease) in cash and cash equivalents	$726,440	$1,288,109

Operating Activities

Net cash used in operating activities was $9,450,507 for the six months ended September 30, 2022, as compared to $18,730,426  used in operating activities for the six months ended September 30, 2021. The decrease in net cash used in operating activities was primarily due to the decreased net loss after adjusting for non-cash activity of approximately $5.0 million.

Investing Activities

Net cash used in investing activities was $1,233,254 for the six months ended September 30, 2022, as compared to $315,408 used in investing activities for the six months ended September 30, 2021. The increase in net cash used in investing activities was from an increase in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2022 was $11,410,201, as compared to $20,333,943 for the six months ended September 30, 2021. The decrease in net cash provided by financing activities is primarily due to a decrease in the proceeds from the exercise of warrants of approximately $6.9 million.

Cash Requirements

Our ability to continue operating as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.  We announced on July 9, 2022 that we have begun implementing a combination of cost-reduction measures and margin enhancements.  The cost reduction measures include a) organizational restructuring; b) reductions in professional services; and c) reductions in marketing and promotional expenses and the margin enhancements will include a) packaging changes; b) improved manufacturing efficiencies; c) pricing and promotional optimization; and d) decreases in freight costs due to an enhanced distribution network.

Our cash on hand, plus the implementation of our cost-reduction and margin enhancement strategy, anticipated warrant exercises, our line of credit and the ATM sales agreement with Roth Capital Partners, LLC is planned to fund our current planned operations and capital needs. However, if our current plans change or are accelerated or we choose to increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed below, since the beginning of our fiscal quarter ended September 30, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)

10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41	Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
10.49	Underwriting Agreement, dated March 8, 2019, by and between The Alkaline Water Company Inc. and Canaccord Genuity LLC, as representative of the underwriters named therein (incorporated by reference from our Current Report on Form 8-K, filed on March 11, 2019)
10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P. (incorporated by reference from our Annual Report on Form 10-K filed on July 1, 2019)
10.52	Agreement and Plan of Merger, dated as of September 9, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2019)
10.53	Amendment to the Agreement and Plan of Merger, dated as of October 31, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2019)
10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)
10.57	Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)
10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)

10.60	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2021)
10.61	Employment Agreement dated effective April 25, 2022 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K filed on April 29, 2022)
10.62	Underwriting Agreement, dated May 4, 2022, between The Alkaline Water Company Inc. and Aegis Capital Corp. (incorporated by reference from our Current Report on Form 8-K filed on May 6, 2022)
10.63	Separation Agreement & Release of All Claims dated June 2, 2022 by and between Richard Wright, The Alkaline Water Company Inc. and Alkaline 88, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 2, 2022)
10.64	Employment Agreement dated July 29, 2022 with Frank Lazaran (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 15, 2022)
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	INS XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: November 14, 2022	By:	/s/ Frank Lazaran
Frank Lazaran
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)