Form 10-Q
period 2022-12-31
ALKALINE WATER Co INC
filed 2023-02-28
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

148,009,280 shares of common stock issued and outstanding as of February 28, 2023.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Current assets
Cash	$2,192,867	$1,531,062
Accounts receivable, net	8,774,283	7,927,065
Inventory	8,737,717	8,583,664
Prepaid expenses	2,361,399	2,928,085
Operating lease right-of-use asset - current portion	159,384	187,545

Total current assets	22,225,650	21,157,421

Fixed assets - net	1,828,570	1,200,797
Operating lease right-of-use asset	29,862	142,359

Total assets	$24,084,082	$22,500,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$14,109,479	$10,441,879
Accrued expenses	2,225,366	2,036,739
Revolving financing	6,391,316	7,043,870
Convertible note payable, net of debt discount	-	2,223,633
Operating lease liability - current portion	176,251	174,565

Total current liabilities	22,902,412	21,920,686

Operating lease liability	32,840	178,753

Total liabilities	22,935,252	22,099,439

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 1,100,000 Series E issued and outstanding on December 31, 2022 and nil issued and outstanding on March 31, 2022 and 2,227,030 Series S issued and outstanding on December 31, 2022 and 4,453,970 issued and outstanding on March 31, 2022	3,327	4,454
Common stock, Class A - $0.001 par value, 200,000,000 shares authorized 147,930,459 and 110,571,812 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	147,932	110,572
Discount on Preferred Stock	(193,847)	-
Subscription Receivable	-	(62,388)
Additional paid in capital	130,601,692	109,864,080
Accumulated deficit	(129,410,274)	(109,515,580)

Total stockholders' equity	1,148,830	401,138

Total liabilities and stockholders' equity	$24,084,082	$22,500,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Net Revenue	$15,874,967	$13,100,048	$51,277,376	$39,684,465

Cost of Goods Sold	11,947,892	10,128,144	40,296,127	29,530,570

Gross Profit	3,927,075	2,971,904	10,981,249	10,153,895

Operating expenses
Sales and marketing expenses	4,949,002	7,561,927	17,924,034	22,054,276
General and administrative	2,539,959	6,333,663	7,979,938	16,549,788

Total operating expenses	7,488,961	13,895,590	25,903,972	38,604,064

Total operating loss	(3,561,886)	(10,923,686)	(14,922,723)	(28,450,169)

Other (income) expense
Interest expense	(424,569)	(142,898)	(2,548,736)	(420,514)
Debt conversion expense	-	-	(2,405,612)	-
Gain on forgiveness of PPP loan payable	-	330,551	-	330,551

Total other (income) expense	(424,569)	187,653	(4,954,348)	(89,963)

Net loss	$(3,986,455)	$(10,736,033)	$(19,877,071)	$(28,540,132)

LOSS PER SHARE (Basic and Diluted)	$(0.03)	$(0.10)	$(0.15)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	145,825,459	105,580,951	133,957,675	95,891,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional	Discount on	Subscription	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Preferred Stock	Receivable	Deficit	Total

Balance, March 31, 2021	-	$-	87,465,178	$87,464	$80,857,742	$-	$-	$(69,931,220)	$11,013,986

Preferred stock issuance	6,681,090	6,681			2,220,350				2,227,031

Common shares issued upon exercise of warrants			1,277,777	1,278	651,499				652,777

Common shares issued to non-employees and employees			855,499	856	39,144				40,000

Stock option and RSU-related stock compensation expense					651,648				651,648

Stock option exercise			162,668	163	48,068				48,231

Net (loss)								(7,425,656)	(7,425,656)

Balance, June 30, 2021	6,681,090	$6,681	89,761,122	$89,761	$84,468,451	$-	$-	$(77,356,876)	$7,208,017

Common shares issued in connection with offerings			4,757,381	4,757	4,990,493				4,995,250

Common shares issued upon exercise of warrants			9,523,376	9,526	11,894,694				11,904,220

Common shares issued to non-employees and employees			172,802	173	307,546				307,719

Stock option and RSU-related stock compensation expense					625,556				625,556

Stock option exercise			118,692	118	59,832				59,950

Net (loss)								(10,378,473)	(10,378,473)

Balance, September 30, 2021	6,681,090	$6,681	104,333,373	$104,335	$102,346,572	$-	$-	$(87,735,349)	$14,722,239

Common shares issued upon exercise of warrants			666,667	667	832,649				833,316

Preferred stock conversion to common stock	(2,227,030)	(2,227)	2,227,030	2,227					-

Common shares issued to non-employees			15,000	15	20,685				20,700

Stock option and RSU-related stock compensation expense					3,093,350				3,093,350

Net (loss)								(10,736,033)	(10,736,033)

Balance, December 31, 2021	4,454,060	$4,454	$107,242,070	$107,244	$106,293,256	$-	$-	$(98,471,382)	$7,933,572

Balance, March 31, 2022	4,453,970	$4,454	$110,571,812	$110,572	$109,864,080	$-	$(62,388)	$(109,515,580)	$401,138

Preferred stock conversion to common stock and vesting of endorsement shares	(2,226,940)	(2,227)	2,227,030	2,227	2,227,030				2,227,030

Common Shares issued in connection with offerings			9,083,574	9,083	5,197,121		62,388		5,268,592

Stock option exercise			16,956	17	(17)				-

Stock option and RSU-related compensation expense and common shares issued upon conversion of RSUs			221,665	222	221,795				222,017

Net (loss)								(7,493,408)	(7,493,408)

Balance, June 30, 2022	2,227,030	$2,227	$122,121,037	$122,121	$117,510,009	$-	$-	$(117,008,988)	$625,369

Common shares issued in connection with conversion of note payable			10,459,354	10,460	4,966,013				4,976,473

Common shares issued upon exercise of warrants			12,745,068	12,746	5,640,798				5,653,544

Stock option and RSU-related compensation expense and common shares issued upon conversion of RSUs			500,000	500	385,572				386,072

Net (loss)								(8,397,208)	(8,397,208)

Balance, September 30, 2022	2,227,030	$2,227	145,825,459	$145,827	$128,502,392	$-	$-	$(125,406,196)	$3,244,250

Preferred stock and common shares issued in connection with issuance of preferred stock series e	1,100,000	1,100	880,000	880	1,309,490	(193,847)		(17,623)	1,100,000

Stock option and RSU-related compensation expense and common shares issued upon conversion of RSUs			1,225,000	1,225	789,810				791,035

Net (loss)								(3,986,455)	(3,986,455)

Balance, December 31, 2022	3,327,030	$3,327	147,930,459	$147,932	$130,601,692	$(193,847)	$-	$(129,410,274)	$1,148,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,877,071)	$(28,540,132)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	610,162	477,045
Shares issued and vested, options and RSU expensed for employee and non-employee services	2,512,640	6,966,005
Amortization of debt discount	1,598,855	-
Debt conversion expense	2,405,612	-
Non-cash interest expense	47,472	-
Non-cash lease expense	(3,569)	9,624
Changes in operating assets and liabilities:
Accounts receivable	(847,218)	684,980
Inventory	(154,053)	(4,421,839)
Prepaid expenses and other current assets	381,101	(1,224,743)
Accounts payable	3,217,482	333,821
Accrued expenses	188,627	(225,028)

NET CASH USED IN OPERATING ACTIVITIES	(9,919,960)	(25,940,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(787,817)	(493,329)

CASH USED IN INVESTING ACTIVITIES	(787,817)	(493,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing, net	(652,554)	2,102,189
Proceeds from sale of common stock, net	5,268,592	4,995,250
Proceeds from sale of preferred stock, net	1,100,000	-
Proceeds for the exercise of warrants, net	5,653,544	13,390,313
Proceeds for the exercise of stock options, net	-	108,180

CASH PROVIDED BY FINANCING ACTIVITIES	11,369,582	20,595,932

NET CHANGE IN CASH	661,805	(5,837,664)

CASH AT BEGINNING OF PERIOD	1,531,062	9,130,956

CASH AT END OF PERIOD	$2,192,867	$3,293,292

INTEREST PAID	$892,687	$411,866

TAXES PAID	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 2,-liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. The Company also sells a line of Alkaline88® Sports Drinks and hemp-derived CBD bottled water under the brand name "Alkaline88CBD™". Our hemp-derived CBD bottled water is produced and sold in compliance with the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334).
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
Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $2,192,867 and $1,531,062 in cash at December 31, 2022 and March 31, 2022, respectively.
Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of December 31, 2022 and March 31, 2022:
	December 31,	March 31,
	2022	2022
Trade receivables	$9,414,283	$8,397,065
Less: Allowance for doubtful accounts	(640,000)	(470,000)
Net accounts receivable	$8,774,283	$7,927,065

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

As of December 31, 2022, and March 31, 2022, inventory consisted of the following:

	December 31, 2022	March 31, 2022
Raw materials	$5,143,712	$4,734,914
Finished goods	3,594,005	3,848,750
Total inventory	$8,737,717	$8,583,664

As of March 31, 2022, the presentation in the table above has been corrected for a transposition error as the amounts for raw materials and finished goods.

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

Revenue consists of the gross sales price, less variable consideration, consisting of estimated allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $3,021,744 and $4,105,279 for the three months ended December 31, 2022 and 2021, respectively and $10,555,978 and $11,824,231 for the nine months ended December 31, 2022 and 2021, respectively.

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
Disaggregated Net Revenues
The following table reflects disaggregated net revenue by sales channel for the three months ended December 31, 2022 and December 31, 2021 are as follows:
	December 31, 2022	December 31, 2021
Retailers	$10,828,060	$9,781,170
Distributors	4,904,169	3,188,802
Ecommerce/Other	142,738	130,076
Total Net Revenue	$15,874,967	$13,100,048

The following table reflects disaggregated net revenue by sales channel for the nine months ended December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Retailers	$34,640,713	$29,402,105
Distributors	15,757,777	9,767,904
Ecommerce/Other	878,886	514,456
Total Net Revenue	$51,277,376	$39,684,465
Concentration Risks

We have 2 major customers that together account for 23% (13% and 10%, respectively) of accounts receivable at December 31, 2022, 3 customer that accounts for 42% (17%, 15%, and 10% respectively) of total revenues for the three months ended December 31, 2022 and 2 customers that accounts for 30% (17% and 13%, respectively) of the total revenues earned for the nine months ended December 31, 2022. The Company has 1 vendors that accounts for 17% of purchases for the three months ended December 31, 2022 and 2 vendors that accounted for 38% (27%,and 11% respectively) of purchases for the nine months ended December 31, 2022.

The Company had 2 major customers that together accounted for 32% (17% and 15%, respectively) of accounts receivable at December 31, 2021, 2 customer that accounted for 34% (17% and 17%, respectively) of total revenues for the three months ended December 31, 2021 and 2 customers that accounted for 33% (19% and 14%, respectively) of the total revenues earned for the nine months ended December 31, 2021. The Company had 3 vendors that accounted for 52% (27%, 14% and 11% respectively) of purchases for the three months ended December 31, 2021 and 3 vendors that accounted for 49% (25%, 14% and 10% respectively) of purchases for the nine months ended December 31, 2021.

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

The Company had 8,679,234 and 4,033,949 shares relating to options and 1,805,000 and 780,009 shares relating to warrants at December 31, 2022 and 2021, respectively that were not included in the diluted earnings per share calculation because they were antidilutive.
Business Segments

The Company operates as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management.
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

As of December 31, 2022, and 2021, the Company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.
Correction of Previously Issued Financial Statements
The accompanying consolidated statement of operations for the three months and nine months ended December 31, 2021 have been corrected for the following: an adjustment to reclassify Sales and marketing expenses of $2,010,352 for the three months ended December 31, 2021 and $4,795,278 for the nine months ended December 31, 2021 as a reduction of Revenue as such amounts were related to consideration payable to a customer which the Company subsequently  determined was not for distinct goods or services received. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole.

As a result of the correction, total Revenue decreased from $15,110,400 to $13,100,048 for the three months ended December 31, 2021 and from $44,479,743 to $39,684,465 for the nine months ended December 31, 2021 with a corresponding decrease of Gross Profit from $4,982,256 to $2,971,904 for the three months ended December 31, 2021 and from $14,949,173 to $10,153,895 for the nine months ended December 31, 2021. The correction had no impact on Total operating loss or Net loss for either the three or nine months ended December 31, 2021.

Recent Accounting Pronouncements

Standards Required to be Adopted in Future Years.

The Company has evaluated recent accounting pronouncements through December 31, 2022 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended December 31, 2022 of ($129,410,274). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2022	March 31, 2022
Machinery and equipment	$6,004,239	$4,766,303
Office equipment	55,439	55,439
Less: accumulated depreciation	(4,231,108)	(3,620,945)
Property and equipment, net	$1,858,570	$1,200,797

Depreciation expense for the three months ended December 31, 2022 and December 31, 2021 was $203,777 and $159,014, respectively.

Depreciation expense for the nine months ended December 31, 2022 and December 31, 2021 was $610,162 and $477,045, respectively.

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

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $10 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves). The advanced under the credit agreement as of December 31, 2022 was $6,391,316.

The Credit Agreement expires on July 3, 2023, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of December 31, 2022 and March 31, 2022 was 9.5% and 8.0%, respectively.

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

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. As of December 31, 2022, the Company has paid $1,750,000 under this agreement. The Company will be paying $250,000 in each quarter in the fiscal years ended March 31, 2023 and March 31, 2024.

In addition, the Company agreed to grant 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022, and May 1, 2023, respectively. The term of the Endorsement Agreement is three years, commencing on May 1, 2021 and terminating on May 1, 2024 (the " Term"). The Series S Preferred Stock was value at $6,681,090 based on the Company's closing stock price of $1.00 per share on May 12, 2021. The Company valued each annual vested Series S Preferred Stock in the amount of $2,227,030, is being expensed over twelve months, for the three and nine months ended December 31, 2022, the expense relating to the Series S Preferred Stock was $556,758 and $1,670,273, respectively.

In the three and nine months ended December 31, 2022, the Company recognized an expense of $806,758 and $2,420,273 in connection with the agreement and anticipates recognizing an expense of $806,758 in the quarter ended March 31, 2023 for a total expense of $3,227,030 for the year ended March 31,2023. In the years ended March 31, 2024 and March 31, 2025, the Company anticipates recognizing an expense in the amount of $3,227,030 and $185,586 respectively.

Series E Convertible Preferred Stock

On November 23, 2022, we entered into private placement subscription agreements, whereby we issued an aggregate of 1,100,000 shares of our Series E Preferred Stock ("Series E Preferred Stock") at a deemed price of $1.00 per share of Series E Preferred Stock for gross proceeds of $1,100,000. Pursuant to the subscription agreements, in consideration for the subscribers' execution and delivery of the subscription agreements, we also issued an aggregate of 880,000 shares of our common stock (the "Commitment Shares") at a deemed price of $0.25 per Commitment Share.

Holders of the Series E Preferred Stock (the "Holders") are entitled to receive dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable on each anniversary date of the original issue date of shares of Series E Preferred Stock held by applicable Holders in a number of shares of our common stock per share of the Series E Preferred Stock equal to the quotient obtained by dividing the dollar amount of such dividend payment by applicable market price. As of December 31, 2022 the company has a dividend payable of $5,500.  A stated value of each share of the Series E Preferred Stock is $1.00. Any accrued but unpaid dividends on the Series E Preferred Stock being converted will be paid in our common stock upon the conversion of the Series E Preferred Stock. If we pay a dividend on our common stock while the shares of the Series E Preferred Stock are outstanding, the Holders will be entitled to receive a dividend per share of Series E Preferred Stock equal to the dividend per share of our common stock. Such dividend will be payable on the same terms and conditions as the payment of the dividend on our common stock.

Each share of Series E Preferred Stock will be convertible, at any time after the date that is twelve months from the original issue date, at our option, into that number of units (each, a "Unit") determined by dividing the stated value of such share of Series E Preferred Stock by $0.25 (the "Conversion Price"). Each Unit will consist of one share of our common stock and one-half of one common stock purchase warrant with each whole common stock purchase warrant entitling the holder thereof to acquire one additional share of our common stock at an exercise price equal of 125% of the Conversion Price for a period of three years following the conversion date.

The Company identified the conversion into a Unit (one share of preferred stock and one-half warrant) as an embedded beneficial conversion feature (ASC 470), thus the Company valued (using Black-Scholes option-pricing model for common stock options and warrants) each component of the Unit.  The Warrant was valued at in the aggregate $211,470 and the Common Stock was valued at $888,530.  Accordingly, during the three-months ended December 31, 2022, the Company recognized an aggregate beneficial conversion feature of $211,470 upon issuance of the Series E Preferred Stock with a $211,470 increase in discount on preferred stock and a corresponding increase in additional paid-in capital.  The value of the warrant is being amortized over 1 year (the period from issuance to the earliest allowable conversion date.  As of December 31, 2022, the discount on preferred stock was $193,847.

A Holder may, at its option, at any time and from time to time after January 31, 2023, convert all, but no less than all, of shares of Series E Preferred Stock held by such Holder into that number of Units determined by dividing the stated value of such shares of Series E Preferred Stock by the Conversion Price. Each share of the Series E Preferred Stock will automatically convert, upon the occurrence of a Fundamental Transaction (as defined below), into that number of Units determined by dividing the stated value of such share of Series E Preferred Stock by the Conversion Price. The conversion right is subject to the beneficial ownership limitation, which will be 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of our common stock issuable upon conversion of the Series E Preferred Stock held by the applicable Holder. The Holder may increase or decrease the beneficial ownership limitation upon not less than 61 days' prior notice to our company, but in no event will such beneficial ownership exceed 9.99%.

Except with respect to a Fundamental Transaction, as required by law, or as required by the articles of incorporation of our company, the Holders and the holders of our common stock will be entitled to notice of any stockholders' meeting and to vote as a single class upon any matter submitted to the stockholders for a vote, on the following basis: (i) holders of our common stock will have one vote per share of our common stock held by them; and (ii) holders of Series E Preferred Stock will have one vote per share of Series E Preferred Stock held by them. With respect to a Fundamental Transaction, the Holders will be entitled to notice of any stockholders' meeting and to vote as a separate class and will have one vote per share of Series E Preferred Stock by them. A Fundamental Transaction means (i) any merger or consolidation of our company with or into another entity (but excluding a merger effected solely for the purpose of changing the jurisdiction of the incorporation of our company or changing the name of our company or liquidating, dissolving or winding-up one or more subsidiaries of our company), (ii) any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of our company's assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by our company or another individual or entity) is completed pursuant to which holders of our common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding shares of our common stock, or (v) one or more related transactions consummating a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off, merger or scheme of arrangement) with another individual or entity or group of individuals or entities whereby such other individual or entity or group acquires more than 50% of the outstanding shares of our common stock (not including any shares of common stock held by the other individual or entity making or party to, or associated or affiliated with the other individual or entity making or party to, such stock or share purchase agreement or other business combination).

Common Stock

On March 4, 2022, the Company entered into private placement subscription agreements, whereby it issued unsecured convertible notes (the "Notes") in the aggregate principal amount of $3.8 million. The Notes were to mature on September 4, 2022 and accrue interest at 8% per annum, which interest will be payable on the date of the maturity. Pursuant to the terms of the Notes, the holders of the Notes may convert all or any part of the principal amount outstanding under the Notes into units (the "Conversion Units") at a conversion price of $0.80 per Conversion Unit. Each Conversion Unit will consist of one share of the Company's common stock and one share purchase warrant. Each share purchase warrant would entitle the holder thereof to acquire one share of the Company's common stock at a price of $1.10 per share until March 4, 2025.

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

Share Issuances

Effective as of August 29, 2022, we issued an aggregate of 2,285,714 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.46 per share for aggregate gross proceeds to the Company of $1,051,428.  These warrants had an original exercise price of $1.25 per share.  The Company reduced the exercise price of these warrants from $1.25 to $0.46 per share for a period of 30 days, commencing on August 9, 2022, in order to entice the holders of these warrant to exercise their warrants.  Klutch Financial Corp., a company wholly owned by Aaron Keay, a director of the Company, exercised their 1,000,000 warrants during the aforementioned period allowed for the exercise price reduction.  The Company received net proceeds of $460,000 in connection with the exercise of these 1,000,000 warrants by Klutch Financial Corp.

Restricted Awards

On November 16, 2022, we granted an award of 2,550,000 shares of our common stock as a "restricted award" under our 2020 Equity Incentive Plan to certain directors, officers and employees of the Company. Of these restricted awards: (i) 2,450,000 vest as to 50% on the grant date and 50% on the six month anniversary of the grant date; and (ii) 100,000 vest as to 50% on the six month anniversary of the grant date and 50% on the one year anniversary of the grant date.

NOTE 6 - OPTIONS

Options

Issuance of Options

On November 16, 2022, we granted an aggregate of 900,000 stock options to certain directors, officers and employees of the Company for the purchase of up to 900,000 shares of our common stock pursuant to our 2020 Equity Incentive Plan. Each stock option is exercisable at a price of US$0.25 per share until November 16, 2032. All of these stock options vest 50% on each of the first and second anniversary of their grant date. The Company valued the stock options (using Black-Scholes option-pricing model for common stock options and warrants) at an implied price of $0.22 or an aggregate value of $194,400 which will be expensed over the 2-year vesting period.  The Company recorded an expense of $8,100 in the three months ended December 31, 2022.

Forfeiture of Options

During the quarter, there were 948,000 options from 11 holders that were forfeited due to the Company’s reduced headcount. The forfeiture of these options resulted in a reversal of prior stock option expense in the amount of $394,044.  In addition, on November 16, 2022, the Company cancelled a previously issued granted to Mr. Aaron Keay, a director of the Company, of 750,000 stock options.  The Company reversed the prior expense of $14,187 during the three months ended December 31, 2022.

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

Operating Lease expense for the three and nine months ended December 31, 2022 was $66,563 and $188,094, respectively. Operating lease expense for the three and nine months ended December 31, 2021 was $92,481 and $285,007, respectively.

Operating Leases:
December 31, 2022
Operating lease right-of-use asset - current portion	$159,384
Operating lease right-of-use asset - non-current portion	29,862

Total Operating lease right-of-use asset	$189,246

Operating lease liability - current portion	$176,251
Operating lease liability - non-current portion	32,840

Total Operating lease liability	$209,091

Weighted average remaining lease term (in years):
Operating leases	1.5

Weighted average discount rate:
Operating leases	7%

Supplemental cash flow information related to leases is as follows:

Maturities of undiscounted lease liabilities as of December 31, 2022 are as follows:

Operating Leases
Year ending March 31, 2023	$54,018
Year ending March 31, 2024	141,552
Year ending March 31, 2025	23,075
Total lease payments	218,645
Adjusted for interest	(9,554)
Total lease obligations	$209,091

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective as of August 29, 2022, the Company issued an aggregate of 2,285,714 shares of its common stock upon exercise of common stock purchase warrants with an exercise price of $0.46 per share for aggregate gross proceeds to the Company of $1,051,428.  These warrants had an original exercise price of $1.25 per share.  The Company reduced the exercise price of these warrants from $1.25 to $0.46 per share for a period of 30 days, commencing on August 9, 2022, in order to entice the holders of these warrants to exercise their warrants.  Klutch Financial Corp., a company wholly owned by Aaron Keay, a director of the Company, exercised its 1,000,000 warrants during the aforementioned period allowed for the exercise price reduction.  The Company received net proceeds of $460,000 in connection with the exercise of these 1,000,000 warrants by Klutch Financial Corp.

On November 16, 2022, the Company cancelled a previously issued grant to Mr. Aaron Keay, a director of the Company, of 750,000 stock options.  The Company reversed the prior expense of $14,187 during the three months ended December 31, 2022.

On November 16, 2022, the Company granted awards of and aggregate of 2,550,000 shares of its common stock as a "restricted award" under our 2020 Equity Incentive Plan to certain directors, officers and employees of the Company. Of these restricted awards: (i) 2,450,000 vest as to 50% on the grant date and 50% on the six-month anniversary of the grant date; and (ii) 100,000 vest as to 50% on the six-month anniversary of the grant date and 50% on the one-year anniversary of the grant date. The restricted stock awards granted to the officers and directors of the Company totaled 2,200,000.

On November 16, 2022, the Company granted an aggregate of 900,000 stock options to certain directors, officers and employees of the Company for the purchase of up to 900,000 shares of its common stock pursuant to the 2020 Equity Incentive Plan. Each stock option is exercisable at a price of US$0.25 per share until November 16, 2032. All of these stock options vest 50% on each of the first and second anniversary of their grant date. The stock options granted to the directors and officers of the Company totaled 750,000.

On November 23, 2022, the Company entered into private placement subscription agreements, whereby it issued an aggregate of 1,100,000 shares of its Series E Preferred Stock ("Series E Preferred Stock") at a deemed price of $1.00 per share of Series E Preferred Stock for gross proceeds of $1,100,000. Pursuant to the subscription agreements, in consideration for the subscribers' execution and delivery of the subscription agreements, the Company also issued an aggregate of 880,000 shares of its common stock (the "Commitment Shares") at a deemed price of $0.25 per Commitment Share. Mr. David Rauch, before he become a director of the Company, purchased $100,000 of the Series E Preferred Stock transaction and as part of the transaction received 80,000 Commitment shares. In addition, the general counsel of the Company purchased $500,000 of the Series E Preferred Stock and as part of the transaction received 400,000 Commitment shares.

NOTE 10 - SUBSEQUENT EVENTS

On January 11, 2023, the Company issued an aggregate of 78,821 shares of its common stock in consideration for $40,000 of services rendered to the Company at an average price of $0.51 per share.

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

As used in this quarterly report on Form 10-Q, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc., a Nevada corporation, and its wholly-owned subsidiary, Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

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

Results of Operations

Three Months Ended December 31, 2022 and December 31, 2021

Our results of operations for the three months ended December 31, 2022 and December 31, 2021 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2022	2021
Revenue	$15,874,967	$13,100,048
Cost of goods sold	11,947,892	10,128,144
Gross profit	$3,927,075	$2,971,904

Net Loss	$(3,986,455)	$(10,736,033)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended December 31, 2022 of $15,874,967 as compared to $13,100,048 for the three months ended December 31, 2021, an increase of 21% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including drug store chains, warehouse clubs, convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Rite Aid, Sam's Club, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended December 31, 2022, we had cost of goods sold of $11,947,892, or 75% of revenue, as compared to cost of goods sold of $10,128,144 or 77% of revenue, for the three months ended December 31, 2021.

Expenses

Our operating expenses for the three months ended December 31, 2022 and December 31, 2021 are as follows:

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2022	2021
Sales and marketing expenses	$4,949,002	$7,561,927
General and administrative expenses	2,539,959	6,333,663
Total operating expenses	$7,488,961	$13,895,590

For the three months ended December 31, 2022, our total operating expenses were $7,488,961 as compared to $13,895,590 for the three months ended December 31, 2021.

For the three months ended December 31, 2022, the total included $4,949,002 of sales and marketing expenses. Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $2,539,959, consisted primarily of approximately $0.3 million of professional fees, media fees and legal fees, stock option and restricted stock expense in the amount of approximately $0.2 million and approximately $1.7 million of wages and wage related expenses.

For the three months ended December 31, 2021, the total included $7,561,927 of sales and marketing expenses. Sales and marketing expenses increased as a result of increased freight and sales promotional expenses due to our increase in sales. General and administrative expenses of $6,333,663, consisted primarily of approximately $1.3 million of professional fees, media fees and legal fees, stock option and restricted stock expense in the amount of approximately $2.3 million and approximately $1.5 million of wages and wage related expenses.

Nine Months Ended December 31, 2022 and December 31, 2021

Our results of operations for the nine months ended December 31, 2022 and December 31, 2021 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2022	2021
Revenue	$51,277,376	$39,684,465
Cost of goods sold	40,296,127	29,530,570
Gross profit	$10,981,249	$10,153,895

Net Loss	$(19,877,071)	$(28,540,132)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the nine months ended December 31, 2022 of $51,277,376 as compared to $39,684,465 for the nine months ended December 31, 2021, an increase of 29% generated by sales of our alkaline water and flavored infused water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including drug store chains, warehouse clubs, convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Rite Aid, Sam's Club, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

For the nine months ended December 31, 2022, we had cost of goods sold of $40,296,127, or 79% of revenue, as compared to cost of goods sold of $29,530,570 or 74% of revenue, for the nine months ended December 31, 2021.

Expenses

Our operating expenses for the nine months ended December 31, 2022 and December 31, 2021 are as follows:

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2022	2021
Sales and marketing expenses	$17,924,034	$22,054,276
General and administrative expenses	7,979,938	16,549,788
Total operating expenses	$25,903,972	$38,604,064

For the nine months ended December 31, 2022, our total operating expenses were $25,903,972, as compared to $38,604,064 for the nine months ended December 31, 2021.

For the nine months ended December 31, 2022, the total included $17,924,034 of sales and marketing expenses. Sales and marketing expenses decreased as a result of decreased out-bound freight expense (approximately $1.3 million) and decreased marketing expenses (approximately $3.4 million). General and administrative expenses of $7,979,938, consisted primarily of approximately $0.9 million of professional fees, stock option and stock award expense in the amount of approximately $0.8 million and approximately $5.4 million of wage and wage related expenses.

For the nine months ended December 31, 2021, the total included $22,054,276 of sales and marketing expenses. Sales and marketing expenses increased compared to the nine months ended December 31, 2020 as a result of increased out bound freight to our customers of approximately $6.5 million, increased advertising and promotional expenses of approximately $2.9 million and increased non-cash stock expense of approximately $1.7 million. General and administrative expenses of $16,549,788, consisted primarily of approximately $6.8 million of professional fees, stock option and stock award expense in the amount of approximately $3.7 million and approximately $3.6 million of wage and wage related expenses.

Liquidity and Capital Resources

Working Capital

	At December	At March 31,
	31, 2022	2022
Current assets	$22,225,650	$21,157,421
Current liabilities	22,902,412	21,920,686
Working capital	$(676,762)	$(763,265)

Current Assets

Current assets as of December 31, 2022 and March 31, 2022 primarily relate to $2,192,867 and $1,531,062 in cash, $8,774,283 and $7,927,065 in accounts receivable and $8,737,717 and $8,583,664 in inventory, respectively.

Current Liabilities

Current liabilities as of December 31, 2022 and March 31, 2022 primarily relate to $14,109,479 and $10,441,879 in accounts payable which increased due to lower balance on the revolver credit line and continued operating loss, revolving financing of $6,391,316 and $7,043,870, and accrued expenses of $2,225,366 and $2,036,739 respectively.

Cash Flows

Our cash flows for the nine months ended December 31, 2022 and December 31, 2021 are as follows:

	For the nine	For the nine
	months	Months
	ended	ended
	December	December
	31,	31,
	2022	2021
Net cash used in operating activities	$(9,919,960)	$(25,940,267)
Net cash used in investing activities	(787,817)	(493,392)
Net cash provided by financing activities	11,369,582	20,595,932
Net increase (decrease) in cash and cash equivalents	$661,805	$(5,837,664)

Operating Activities

Net cash used in operating activities was $9,919,960 for the nine months ended December 31, 2022, as compared to $25,940,267 used in operating activities for the nine months ended December 31, 2021. The decrease of approximately $16 million in net cash used in operating activities is primarily due to approximately $8.7 million decrease of net loss in the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 and an increase in accounts payable of approximately $2.9 million.

Investing Activities

Net cash used in investing activities was $787,817 for the nine months ended December 31, 2022, as compared to $493,329 used in investing activities for the nine months ended December 31, 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2022 was $11,369,582, as compared to $20,595,932 for the nine months ended December 31, 2021. The decrease of approximately $9.2 million in net cash provided by financing activities is primarily due to decrease of approximately $7.7 million of proceeds provided by the exercise of warrants.

Cash Requirements

Our ability to continue operating as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We have initiated a cost-reduction strategy, which along with our cash on hand, plus anticipated warrant exercises and debt settlements, our line of credit and the sales agreement with Roth Capital Partners, LLC is planned to fund our current planned operations and capital needs. However, if our current plans change or are accelerated or we choose to increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. We have identified the accounting estimates below as critical to understanding and evaluating the financial results reported in our consolidated financial statements.

Revenue Recognition – Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: discounts granted off list prices to support price promotions to end-consumers by retailers; reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities

Promotional allowance - The Company’s promotional allowance programs with its distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The Company’s promotional and other allowances are calculated based on various programs with distributors and retail customers, and accruals are established during the year for its anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses: (1) we had inadequate segregation of duties over both financial reporting and closing activities, (2) we had inadequate resources in the accounting department, (3) delays in the implementation of a new ERP accounting system which caused the system to not function as intended and as a result led to delays in our financial closing activities.  In response to the material weaknesses discussed above, we are working on implementing a new integrated ERP system and have hired additional accounting personnel in December 2022. Once the ERP system in fully implemented within the next three months, we plan to engage a third-party consultant to develop a comprehensive control framework using the ERP and to document our internal controls based on the implementation of the ERP system.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since the beginning of our fiscal quarter ended December 31, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2022)
3.17	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)

10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41	Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
10.49	Underwriting Agreement, dated March 8, 2019, by and between The Alkaline Water Company Inc. and Canaccord Genuity LLC, as representative of the underwriters named therein (incorporated by reference from our Current Report on Form 8-K, filed on March 11, 2019)
10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P. (incorporated by reference from our Annual Report on Form 10-K filed on July 1, 2019)
10.52	Agreement and Plan of Merger, dated as of September 9, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2019)
10.53	Amendment to the Agreement and Plan of Merger, dated as of October 31, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2019)
10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)
10.57	Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)
10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)

10.60	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2021)
10.61	Employment Agreement dated effective April 25, 2022 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K filed on April 29, 2022)
10.62	Underwriting Agreement, dated May 4, 2022, between The Alkaline Water Company Inc. and Aegis Capital Corp. (incorporated by reference from our Current Report on Form 8-K filed on May 6, 2022)
10.63	Separation Agreement & Release of All Claims dated June 2, 2022 by and between Richard Wright, The Alkaline Water Company Inc. and Alkaline 88, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 2, 2022)
10.64	Employment Agreement dated July 29, 2022 with Frank Lazaran (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 15, 2022)
10.65	Employment Agreement dated as of November 16, 2022 with David Guarino (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2022)
10.66*	Employment Agreement dated as of November 16, 2022 with Frank Chessman
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	INS XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALKALINE WATER COMPANY INC.

Date: February 28, 2023	By:	/s/ Frank Chessman
Frank Chessman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)