Form 10-K
period 2023-03-31
ALKALINE WATER Co INC
filed 2023-08-17
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2023

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:  001-38754

THE ALKALINE WATER COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0367049
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

8541 E. Anderson Drive, Suite 100, Scottsdale AZ 85255
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (480) 656-2423

Securities registered pursuant to Section 12(b) of the Act:

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate bycheck mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities areregistered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

9,325,300 shares of common stock at a price of $5.06 per share for an aggregate market value of $47,139,391.50.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 15, 2023, there were 10,395,805 shares of common stock outstanding.

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

As used in this annual report on Form 10-K, the terms "we", "us" "our", the "Company" and "Alkaline" refer to The Alkaline Water Company Inc. (a Nevada Corporation) and its wholly owned subsidiary, Alkaline 88, LLC (an Arizona Limited Liability Company), unless otherwise specified.

Reverse Split

Effective April 5, 2023, we effected a fifteen for one reverse stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized common stock has decreased from 200,000,000 shares of common stock, with a par value of $0.001 per share, to 13,333,333 shares of common stock, with a par value of $0.001 per share, and the number of our issued and outstanding shares of common stock has decreased from approximately 152,149,661 to approximately 10,185,898. Any fractional shares resulting from the reverse stock split was rounded up to the next nearest whole number.

Accordingly, all share and per-share amounts for the current period and prior periods have been adjusted to reflect the reverse stock split.

PART I

ITEM 1. BUSINESS

Corporate Overview

Founded in 2012, The Alkaline Water Company (NASDAQ: WTER) is headquartered in Scottsdale, Arizona. Its flagship product, Alkaline88®, is a leading premier alkaline water brand available in bulk and single-serve sizes along with eco-friendly aluminum packaging options. The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 2-liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. The Company also sells a line of Alkaline88® Sports Drinks.

Our bottled alkaline water product is presently available in over 75,000 stores in all 50 states, the District of Columbia, the Caribbean and in Mexico and Canada. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Columbia Distributing, Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, Pacific Northwest and Midwest region. Combined, they service over 25,000 customers in eight states. Each one carries our full line of waters. Some examples of retail clients are: Walmart, CVS, Rite-Aid, Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Sam's Club, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our full line of Alkaline88® bottled water products and sports drinks are presently available for purchase at www.alkaline88.com and www.thealkalinewaterco.com.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company for our alkaline bottled water products. It has entered into co-packing agreements with nine different bottling companies located in Virginia, Georgia, California, Florida, Texas, Wisconsin, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $14.0 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Smurfit, and CKS Packaging.

Reverse Split

Effective April 5, 2023, we effected a fifteen for one reverse stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized common stock has decreased from 200,000,000 shares of common stock, with a par value of $0.001 per share, to 13,333,333 shares of common stock, with a par value of $0.001 per share, and the number of our issued and outstanding shares of common stock has decreased from approximately 152,149,661 to approximately 10,185,898. Any fractional shares resulting from the reverse stock split was rounded up to the next nearest whole number.

Accordingly, all share and per-share amounts for the current period and prior periods have been adjusted to reflect the reverse stock split.

Our authorized preferred stock was not affected by the reverse stock split and continues to be 100,000,000 shares of preferred stock, with a par value of $0.001per share. The reverse stock split became effective with the Nasdaq Capital Market at the opening for trading on April 5, 2023 under the existing stock symbol "WTER".

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

Increase Manufacturing Capacity - Flagship Alkaline88® product: we expect to add three new co-packer facilities, strategically located to reduce freight costs and meet current volumes and future growth objectives;

Expand Retail Distribution - We continue to expand our retail presence through securing new customers and growing the number of SKUs of our products carried by existing customers.

Expand On-Premise Distribution - In addition to adding qualified personnel to lead this area we will be bringing on numerous new brokers and distributors to support our on-premise channels which include, hotels, national parks, airports, universities, restaurants, resorts, health clubs, recreation and other on-premise facilities and businesses

Expand International Distribution - We anticipate adding new brokers, distributors and co-packers to support our international sales initiatives in Canada, Mexico, the Caribbean and potential parts of Asia

Capital Considerations - Our business plan can be adjusted based on the available capital to the business. Our ability to operating as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We have initiated a cost-reduction strategy along with our cash on hand, our line of credit is planned to fund our current planned operations and capital needs for the next 12 months. However, if our current plans change or are accelerated or we choose to increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We deliver directly to the DCs of our large national and regional grocery, drug, and specialty retailers. These retailers include Walmart, Sam's Club, CVS, Family Dollar, Albertson's/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Bristol Farms, Stater Brothers, Unified Grocers, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's Harris Teeter, Festival Foods, Brookshire's, HEB 70 and other companies throughout the United States. In total we are now in more than 70% of the top 75 grocery retailers in the United States.

Dependence on Few Customers

We have 1 major customer that together account for 11% of accounts receivable at March 31, 2023, and 2 customers that together account for 35% (18% and 17%, respectively) of the total revenues earned for the year ended March 31, 2023.

There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results, and financial condition.

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

Other trademarks that have been registered and are currently being used in our marketing efforts include Clean Beverage®, Smooth Hydration®, Ionized H20®, A88®, Clean Beverage®, and Hello Hydration®.

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

Employees

In addition to Frank Chessman, who is our president and chief executive officer, and David A. Guarino, who is our chief financial officer, secretary, treasurer and director, we currently employ 31 full time employees and 2 part-time employees. We also work with retail brokers in the United States who are paid on a contract basis. Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2023, we had an accumulated deficit of $137,078,578. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended March 31, 2023.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of March 31, 2023 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2023 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that its financial statements fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that our financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In response to the material weaknesses discussed above, we are working on implementing a new integrated ERP system and have hired additional accounting personnel. Once the ERP system in implemented in the third quarter of fiscal year 2024, we plan to engage a third-party consultant to develop a comprehensive control framework using the ERP and to document our internal controls based on the implementation of the ERP system.

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

We compete indirectly with major international beverage companies including but not limited to: The Coca-Cola Company®, PepsiCo, Inc., The Nestlé Group, Dr. Pepper Snapple Group, Inc, Danone S.A., The Kraft Heinz Company, and Unilever PLC. These companies have established market presence in the United States and globally, and offer a variety of beverages that are competitors to our products. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the alkaline water market. We compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including: Eternal Naturally Alkaline® Spring Water, Essentia®, CORE® Hydration, Icelandic Glacial™, Real Water®, AQUAhydrate®, Mount Valley Spring Water™, QURE Water®, Penta® Water, and Alka Power™. These companies could bolster their position in the alkaline water market through additional expenditure and promotion.

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

We had 1 major customer that together account for 11% of accounts receivable at March 31, 2023, and 2 customers that together account for 35% (18% and 17%, respectively) of the total revenues earned for the year ended March 31, 2023. There can be no assurance that such customers will continue to order our products at the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our dependence on a limited number of vendors leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.

We had 3 vendors that accounted for 38% (17%, 11%, and 10%, respectively) of purchases for the year ended March 31, 2023. Like other companies in our industry, we occasionally experience shortages and are unable to purchase our desired volume of products. Increasingly, our vendors are combining and merging together, leaving us with fewer alternative sources. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

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

We are highly dependent on two executive officers, Frank Chessman and David A. Guarino, who have extensive knowledge of our business and the industry in which we operate. We do not have "key person" life insurance policies for either of these officers. The loss of Frank Chessman and/or David A. Guarino could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

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

We are authorized to issue up to 13,333,333 shares of our common stock and 100,000,000 shares of our preferred stock, of which 10,395,805 shares of our common stock are issued and outstanding as of August 15, 2023. Our board of directors has the authority to cause us to issue additional shares of our common stock and preferred stock, and to determine the rights, preferences, and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the Nasdaq Capital Market may be volatile, which could depress the market price of the shares of our common stock and make it difficult for our stockholders to resell their shares.

The shares of our common stock are listed on the Nasdaq Capital Market. The trading of our common stock may experience wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of the shares of our common stock for reasons unrelated to operating performance.

A prolonged and substantial decline in the price of the shares of our common stock could affect our ability to raise further working capital, thereby adversely impacting our ability to continue operations.

A prolonged and substantial decline in the price of the shares of our common stock could result in a reduction in the liquidity of the shares of our common stock and a reduction in our ability to raise capital, or a delisting from a stock exchange on which our common stock trades. Because we plan to acquire a significant portion of the funds, we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of the shares of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in shares of our common stock. If we are unable to raise the funds, we require for all our planned operations and to meet our existing and future financial obligations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may go out of business.

On April 13, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the "Staff") of The Nasdaq Stock Market LLC ("Nasdaq"), notifying the Company that for the last 30 consecutive business days, the Company's minimum Market Value of Listed Securities ("MVLS") was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the "Market Value Standard"). The Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5550(b)(1) Equity Standard and 5550(b)(3) and Net Income Standard.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been given 180 calendar days, or until October 10, 2023, to regain compliance with the Market Value Standard. To regain compliance with the Market Value Standard, the MVLS for the Company's common stock must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the Market Value Standard, the Staff will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance with the Market Value Standard by October 10, 2023, Nasdaq will provide notice that the Company's securities are subject to delisting from the Nasdaq Capital Market. At that time, the Company may appeal the Staff's delisting determination to a Hearings Panel (the "Panel"). There can be no assurance that, if the Company does appeal a delisting determination by the Staff to the Panel, such appeal would be successful.

The Company intends to monitor the MLVS between now and October 10, 2023, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. The Company may also try to comply with another Nasdaq listing criteria, such as the ones under Nasdaq Listing Rule 5550(b)(1) Equity Standard. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

On July 18, 2023, The Company received a deficiency letter (the “Letter”) from the Nasdaq, notifying the Company that since the Company had not yet filed its Form 10-K for the year ended March 31, 2023 (the “Form 10-K”), it no longer complies with the Nasdaq’s Listing Rule 5250(c)(1) (the “Rule”) relating to the Company’s obligation to file periodic financial reports for continued listing.

The Letter stated that the Company has 60 calendar days to submit a plan (the “Plan”) to regain compliance and if the Nasdaq accepts the Plan, the Nasdaq can grant an exception of up to 180 calendar days from the Form 10-K’s due date, or until January 10, 2024, to regain compliance.

The Letter requested that the Company submit the Plan no later than September 18, 2023. If the Nasdaq does not accept the Plan, the Company will have the opportunity to appeal that decision to the Nasdaq Hearings Panel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 8541 E. Anderson Drive, Suite 100, Scottsdale, AZ 85255 with a size of 9,166 square feet leased from a third party through September 30, 2023 at the current rate of $10,697 per month. We believe that the condition of our principal offices is satisfactory, suitable and adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for trading on the Nasdaq Capital Market since December 10, 2018 under the symbol "WTER." From May 19, 2020 to April 3, 2023, our common stock was listed on the Canadian Securities Exchange.

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

Holders of Common Stock

As of August 15, 2023, there were approximately 43 holders of record of our common stock. As of this date 10,395,805 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2013 Equity Incentive Plan)(1)(2)	103,927	$13.76	nil
Equity compensation plans not approved by security holders (2018 Stock Option Plan)(3)	124,422	$7.95	nil
Equity compensation plans approved by security holders (2020 Equity Incentive Plan)(4)	428,378	$8.90	124,267
Total	656,727	$9.49	124,267

(1)	Effective October 7, 2013, our board of directors adopted and approved our 2013 equity incentive plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended our 2013 equity incentive plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 1,333,333 shares to 2,333,333 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company's long-range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of our company; and (c) promote the success of our company's business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 2,333,333 shares to 46,667 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 46,667 to 513,333. The plan enabled us to grant awards of a maximum of 513,333 shares of our stock and awards that may be granted under the plan included incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, and performance compensation awards.

(2)	Our 2013 equity incentive plan has been suspended in connection with our application to list our common stock on the TSX Venture Exchange, but the suspension does not affect any awards, including any stock options, already granted under the plan.

(3)	On April 25, 2018, our board of directors adopted the 2018 Stock Option Plan, pursuant to which we may grant stock options to acquire up to a total of 344,775 shares of our common stock, including any other shares of our common stock which may be issued pursuant to any other stock options granted by our company outside the plan. We adopted the plan in connection with our application to list our common stock on the TSX Venture Exchange. The purpose of the plan is to retain the services of valued key employees and consultants of our company and such other persons as our board of directors selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by our board of directors.

(4)

Effective February 28, 2020 our board of directors adopted and approved our 2020 equity incentive plan, pursuant to which we may grant stock options to acquire up to a maximum of 600,000 shares of our common stock and non-stock option awards to acquire up to a maximum of 110,000 shares of our common stock. The plan was approved by a majority of our stockholders on March 30,2020. On April 28, 2020, our board of directors amended our 2020 equity incentive plan to remove the requirement that the company obtain the acceptance of the plan by the TSX Venture Exchange prior to granting any awards under the plan. On September 29, 2021, our board of directors amended our 2020 equity incentive plan to increase the number of shares of common stock available for grant of non-stock awards by 3,000,000, and our stockholders approved this amendment on September 29, 2021. On August 1, 2022, our board of directors amended our 2020 equity incentive plan to increase the number of shares of common stock available for grant of non-stock awards by 333,333 shares, subject to and effective upon receipt of our stockholders' approval, and our stockholders approved this amendment on September 27, 2022. The purpose of our 2020 equity incentive plan is to: (i) enable our company and any affiliate of our company to attract and retain the types of employees, consultants, directors and such other persons as the plan administrator may select who will contribute to our company's long range success; (ii) provide incentives that align the interests of employees, consultants, directors and such other persons as the plan administrator may select with those of our company's stockholders; and (iii) promote the success of our company's business. Under the plan, either stock options or non-stock option awards may be granted. A non-stock option award mean a right granted to an award recipient under the plan, which may include the grant of stock appreciation rights, restricted awards, performance compensation awards or other equity-based awards.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

Founded in 2012, The Alkaline Water Company (NASDAQ: WTER) is headquartered in Scottsdale, Arizona. Its flagship product, Alkaline88®, is a leading premier alkaline water brand available in bulk and single-serve sizes along with eco-friendly aluminum packaging options. With its innovative, state-of-the-art proprietary electrolysis process, Alkaline88® delivers perfect 8.8 pH balanced alkaline drinking water with trace minerals and electrolytes and boasts our trademarked label 'Clean Beverage.' Quickly being recognized as a growing lifestyle brand, we launched Alkaline88® Sports Drinks.

Our bottled alkaline water product is presently available in over 75,000 stores in all 50 states, the District of Columbia, the Caribbean and in Mexico and Canada. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHE, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our products directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers and through Direct Store Distributors in selected markets, including Columbia Distributing, Mahaska, Nevada Beverage, and Hensley, covering Nevada, Arizona, Pacific Northwest and Midwest region. Combined, they service over 25,000 customers in eight states. Each one carries our full line of non-CBD waters. Some examples of retail clients are Walmart, CVS, Rite-Aid, Family Dollar, Food Lion, Albertson's/Safeway, Kroger companies, Sam's Club, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's. The majority of our sales to retail clients are through brokers and distributors, however, sales to our larger retail clients are often direct to the client's own warehouse distribution network. Our full line of Alkaline88® bottled water products and sports drinks are presently available for purchase at www.alkaline88.com and www.thealkalinewaterco.com.

Our operating subsidiary, Alkaline 88, LLC, operates primarily as a marketing, distribution, and manufacturing company for our alkaline bottled water products. It has entered into co-packing agreements with nine different bottling, companies located in Virginia, Georgia, California, Texas, Florida Wisconsin, Nevada and Arizona to act as co-packers for our product. Our current capacity at all plants exceeds approximately $14.0 million per month wholesale.

Our component materials are readily available through multiple vendors. Our principal suppliers are Vav Plastics Inc., Smurfit, and CKS Packaging.

Cash Flows

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs, however, we have initiated a cost-reduction strategy along with our cash on hand, plus anticipated warrant exercises and debt settlements, our line of credit and the Sales Agreement is planned to fund our current planned operations and capital needs for the next 12 months. Our ability to continue as a going concern is dependent on our company obtaining additional capital to fund operating losses until we become profitable. If we are unable to obtain additional capital, we could be forced to significantly curtail or cease operations.

Inflationary Pressure

We have seen significant margin contraction as a result of inflationary pressures over the last 12 months. We've taken a number of steps that will allow us to increase our margins in the year ended March 31, 2024. These steps include (1) an approximate 6% across the board price increase; (2) a potential leveling off or small reduction in freight costs due to the geographic distribution of our new co-packers and suppliers; and (3) our buying power allowing us to lock in price breaks on raw materials over the next 12 months.

Results of Operations

Years Ended March 31, 2023 and March 31, 2022

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2023 and March 31, 2022 which are included herein:

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Net Revenue	$63,777,289	$54,771,942
Cost of Goods Sold	52,131,162	45,377,275
Gross profit	11,646,127	9,394,667
Net Loss (after operating expenses and other expenses)	(27,405,193)	(39,584,360)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the year ended March 31, 2023 of $63,777,289 as compared to $54,771,942 for the year ended March 31, 2022, an increase of 16%, generated by sales of our alkaline water. The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Sam's Club, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

Net Revenue for the year ended March 31, 2022 has been corrected for an adjustment to reclassify Sales and marketing expenses of $5,824,305 as a reduction of Net revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole. As a result of the correction, Net Revenue decreased from $60,596,247 to $54,771,942 and Sales and marketing expenses decreased from $32,636,143 to $26,811,838. The correction had no impact on Total operating loss and Net loss.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the year ended March 31, 2023, we had cost of goods sold of $52,131,162, or 82% of net sales, as compared to cost of goods sold of $45,377,275, or 83% of net sales, for the year ended March 31, 2022. The decrease in cost of goods sold as a percentage of net sales compared to the same period last year was due primarily due to the decreased raw materials costs and freight costs.

Expenses

Our operating expenses for the years ended March 31, 2023 and March 31, 2022 are as follows:

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Sales and marketing expenses	$22,659,968	$26,811,838
General and administrative expenses	11,015,173	21,580,739
Total operating expenses	$33,675,141	$48,392,577

During the year ended March 31, 2023, our total operating expenses were $33,675,141 as compared to $48,392,577 for the year ended March 31, 2022. Sales and marketing expenses decreased by approximately $4.2 million primarily resulting from a reduction of approximately $4.3 million in marketing professional and endorsement fees. General and administrative expenses decreased by approximately $10.6 million primarily resulting from an approximately $6.1 million decrease in professional fees and approximately $4.7 million decrease in non-cash stock compensation.

For the year ended March 31, 2023, the total of approximately $22.7 million of selling and marketing expenses consisted primarily of approximately $13.3 million of out-bound freight costs, $1.6 million in marketing professional fees and $2.3 in non-cash expenses relating to our endorsement agreement.

For the year ended March 31, 2022, the total of approximately $26.8 million of selling and marketing expenses consisted primarily of approximately $13.8 million of out-bound freight costs, $5.1 million in marketing advertising and promotional fees and $2.3 in non-cash expenses relating to our endorsement agreement.

For the year ended March 31, 2023, the total of approximately $11.0 million of general and administrative expenses consisted primarily of approximately $1.3 million of professional fees, media fees and legal fees, approximately $6.1 million in wage expense and approximately $1.3 million in stock compensation expense, relating to stock option expense and stock expense relating to endorsement.

For the year ended March 31, 2022, the total of approximately $21.6 million of general and administrative expenses consisted primarily of approximately $7.4 million of professional fees, media fees and legal fees, approximately $5.3 million in wage expense and approximately $6.0 million in stock compensation expense, relating to stock option expense and stock expense relating to endorsement.

Liquidity and Capital Resources

Working Capital

	At March 31, 2023	At March 31, 2022
Current assets	$15,951,725	$21,157,421
Current liabilities	23,344,608	21,920,686
Working capital	$(7,392,883)	$(763,265)

Current Assets

Current assets as of March 31, 2023 and March 31, 2022 primarily relate to $1,038,754 and $1,531,062 in cash which decreased due to the Company's net loss; $6,520,232 and $7,927,065 in accounts receivable; and $5,591,351 and $8,583,664 in inventory, which decreased due to the Company’s initiative in reducing costs and working capital..

Current Liabilities

Current liabilities as of March 31, 2023 and March 31, 2022 primarily relate to $11,616,247 and $10,441,879 in accounts payable which increased due to higher raw material and freight costs, revolving financing of $6,403,447 and $7,043,870, and accrued expenses of $1,996,387 and $2,036,739, respectively.

Cash Flow

Our cash flows for the years ended March 31, 2023, and March 31, 2022 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2023	2022
Net Cash used in operating activities	$(10,429,380)	$(31,819,542)
Net Cash used in investing activities	(1,444,641)	(992,009)
Net Cash provided by financing activities	11,381,713	25,211,657
Net increase (decrease) in cash and cash equivalents	$(492,308)	$(7,599,894)

Operating Activities

Net cash used in operating activities was $10,429,380 for the year ended March 31, 2023, as compared to $31,819,542 used in operating activities for the year ended March 31, 2022. The decrease in net cash used was primarily due to the decreased net operating loss after adjustment for non-cash expenses of approximately $11.3 million and an increase in changes in operating assets and liabilities in the amount of approximately $10.0 million.

Investing Activities

Net cash used in investing activities was $1,444,641 for the year ended March 31, 2023, as compared to $992,009 used in investing activities for the year ended March 31, 2022. The increase in net cash used from investing activities was due to increase of purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2023 was $11,381,713, as compared to $25,211,657 for the year ended March 31, 2022. The decrease in net cash provided by financing activities was due to lower proceeds from the exercise of warrants (approximately $7.7 million) and proceeds from notes payable in the amount of $3.8 million in the year ended March 31, 2022.

Cash Requirements

Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We have initiated a cost-reduction strategy along with our cash on hand, plus anticipated warrant exercises, our line of credit and the Sales Agreement is planned to fund our current planned operations and capital needs for the next 12 months. However, if our current plans change or are accelerated or we choose to increase our production capacity, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See "Part II—Item 8. Financial Statements and Supplementary Data—Note 1" for a discussion of our significant accounting policies.

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

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Alkaline Water Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Alkaline Water Company Inc. (the Company) as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated net losses as of March 31, 2023 and the Company's Credit Agreement is currently set to expire on September 14, 2023, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2019.

Basking Ridge, NJ

August 16, 2023

273

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022
ASSETS
Current assets
Cash	$1,038,754	$1,531,062
Accounts receivable, net	6,520,232	7,927,065
Inventory	5,591,351	8,583,664
Prepaid expenses	2,679,274	2,928,085
Operating lease right-of-use asset - current portion	122,114	187,545

Total current assets	15,951,725	21,157,421

Fixed assets - net	2,058,132	1,200,797
Operating lease right-of-use asset	20,246	142,359

Total assets	$18,030,103	$22,500,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,616,247	$10,441,879
Accrued expenses	1,996,387	2,036,739
Revolving financing	6,403,447	7,043,870
Notes payable, short-term	3,192,313	-
Convertible note payable, net of debt discount	-	2,223,633
Operating lease liability - current portion	136,214	174,565

Total current liabilities	23,344,608	21,920,686

Operating lease liability	22,223	178,753

Total liabilities	23,366,831	22,099,439

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 600,000 Series E issued and outstanding on March 31, 2023 and nil issued and outstanding on March 31, 2022 and 2,227,030 Series S issued and outstanding on March 31, 2023 and 4,453,970 issued and outstanding on March 31, 2022	2,827	4,454
Common stock, Class A - $0.001 par value, 13,333,333 shares authorized 10,005,379 and 7,371,454 shares issued and outstanding at March 31, 2023 and March 31, 2022, respectively	10,005	7,371
Discount on Preferred Stock	(76,898)	-
Subscription Receivable	-	(62,388)
Additional paid in capital	131,805,916	109,967,281
Accumulated deficit	(137,078,578)	(109,515,580)

Total stockholders' equity	(5,336,728)	401,138

Total liabilities and stockholders' equity	$18,030,103	$22,500,577

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	March 31, 2023	March 31, 2022

Net Revenue	$63,777,289	$54,771,942

Cost of Goods Sold	52,131,162	45,377,275

Gross Profit	11,646,127	9,394,667

Operating expenses
Sales and marketing expenses	22,659,968	26,811,838
General and administrative	11,015,173	21,580,739

Total operating expenses	33,675,141	48,392,577

Total operating loss	(22,029,014)	(38,997,910)

Other (income) expense
Interest expense	(2,970,567)	(917,001)
Debt conversion expense	(2,405,612)	-
Gain on forgiveness of PPP loan payable	-	330,551

Total other (income) expense	(5,376,179)	(586,450)

Net loss	$(27,405,193)	$(39,584,360)

LOSS PER SHARE (Basic and Diluted)	$(2.99)	$(5.99)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	9,162,239	6,608,310

The accompanying notes are an integral part of these  consolidated financial statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Discount of	Stock	Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Preferred E	Payable	Deficit	Total

Balance, March 31, 2021	-	$-	5,831,012	$5,831	$80,939,375	$-	$-	$(69,931,220)	$11,013,986

Preferred stock issuance	6,681,000	6,681			2,220,350				2,227,031

Preferred stock conversion to common stock	(2,227,030)	(2,227)	148,469	148	2,079				-

Common shares issued in connection with offerings			335,923	336	5,255,759		(62,388)		5,193,707

Common shares issued in connection with convertible note			31,667	32	345,423				345,455

Beneficial conversion feature					1,524,750				1,524,750

Common shares issued upon exercise of warrants			764,521	765	13,389,546				13,390,311

Common shares issued to non-employees			15,109	15	368,404				368,419

Stock option exercise			18,865	19	108,162				108,181

Stock option and RSU-related stock compensation expense			225,888	225	5,813,433				5,813,658

Net (loss)								(39,584,360)	(39,584,360)

Balance, March 31, 2022	4,453,970	$4,454	7,371,454	$7,371	$109,967,281	$-	$(62,388)	$(109,515,580)	$401,138

Balance, March 31, 2022	4,453,970	$4,454	7,371,454	$7,371	$109,967,281	$-	$(62,388)	$(109,515,580)	$401,138

Preferred stock series s vesting					2,041,445				2,041,445

Preferred stock series s conversion to common stock	(2,226,940)	(2,227)	148,469	148	2,079				-

Prefered stock and common shares issued in connection with issuance of prefered stock series e	1,100,000	1,100	58,667	59	1,310,311	(193,847)		(17,623)	1,110,000

Preferred stock series e conversion to common stock	(500,000)	(500)	138,094	138	10,695	116,949		(127,282)	-

Preferred stock series e dividend								(12,900)	(12,900)

Common Shares issued in connection with offerings			605,572	606	5,205,598		62,388		5,268,592

Common shares issued in connection with conversion of note payable			697,290	697	6,274,876				6,275,573

Common shares issued upon exercise of warrants			849,671	850	5,652,694				5,653,544

Common shares issued to non-employees			5,255	5	39,995				40,000

Stock option and RSU-related compensation expense and common shares issued opun conversion of RSUs			130,907	131	1,300,942				1,301,073

Net (loss)								(27,405,193)	(27,405,193)

Balance, March 31, 2023	2,827,030	$2,827	10,005,379	$10,005	$131,805,916	$(76,898)	$-	$(137,078,578)	$(5,336,728)

The accompanying notes are an integral part of these  consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,405,193)	$(39,584,360)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	900,140	801,395
Shares issued and vested, options and RSU expensed for employee and non-employee services	3,382,518	8,409,108
Gain on forgiveness of PPP loan payable	-	(330,551)
Amortization of debt discount	1,598,855	271,350
Debt conversion expense	2,405,612	-
Non-cash interest expense	47,472	24,468
Non-cash lease expense	(7,337)	6,840
Changes in operating assets and liabilities:
Accounts receivable	1,406,833	531,111
Inventory	2,992,313	(4,175,944)
Prepaid expenses and other current assets	248,811	(1,890,124)
Accounts payable	861,535	3,386,531
Accrued expenses	(53,252)	730,634
Note payable, short-term	3,192,313	-

NET CASH USED IN OPERATING ACTIVITIES	(10,429,380)	(31,819,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,444,641)	(992,009)

CASH USED IN INVESTING ACTIVITIES	(1,444,641)	(992,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing, net	(640,423)	2,719,458
Proceeds from promissory note payable	-	3,800,000
Proceeds from sale of common stock, net	5,268,592	5,193,706
Proceeds from sale of preferred stock, net	1,100,000	-
Proceeds for the exercise of warrants, net	5,653,544	13,390,313
Proceeds for the exercise of stock options, net	-	108,180

CASH PROVIDED BY FINANCING ACTIVITIES	11,381,713	25,211,657

NET CHANGE IN CASH	(492,308)	(7,599,894)

CASH AT BEGINNING OF PERIOD	1,531,062	9,130,956

CASH AT END OF PERIOD	$1,038,754	$1,531,062

INTEREST PAID	$1,278,708	$411,866

TAXES PAID	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company offers retail consumers bottled alkaline water in 500-milliliter, 700-milliliter, 1-liter, 1.5 -liter, 2,-liter, 3-liter and 1-gallon sizes, all of which is produced through an electrolysis process that uses specialized electronic cells coated with a variety of rare earth minerals to produce 8.8 pH drinking water without the use of any manmade chemicals. The Company also sells a line of Alkaline88® Sports Drinks.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. As of the balance sheet date and periodically throughout the period, the Company has maintained balances in various operating accounts in excess of federally insured limits. In addition, the Company has maintained balances in its attorney's client trust account in both C$ and US$. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company had $1,038,754 and $1,531,062 in cash at March 31, 2023 and March 31, 2022, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of March 31, 2023 and 2022:

	2023	2022
Trade receivables, net	$7,775,232	$8,397,065
Less: Allowance for doubtful accounts	(1,255,000)	(470,000)
Net accounts receivable	$6,520,232	$7,927,065

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

As of March 31, 2023 and 2022, inventory consisted of the following:

	2023	2022
Raw materials	$3,661,144	$3,848,750
Finished goods	1,930,207	4,734,914
Total inventory	$5,591,351	$8,583,664

Property and Equipment

The Company records all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line (half-life convention) method over the estimated useful life of the assets or the lease term, whichever is shorter. The Company evaluated its property and equipment for impairment and concluded for the year ended March 31, 2023, there was no impairment.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expenses for the years ended March 31, 2023 and 2022 were approximately $0.7 million and $2.7 million, respectively.

Revenue Recognition

The Company recognizes revenue when our performance obligations are satisfied. Our primary performance obligation (the distribution and sale of beverage products) is satisfied upon the delivery of products to our customers, which is also when control is transferred. The Company does not accept returns due to the nature of the product. However, the Company will provide credit to our customers for damaged goods. The Company provides credit to its customers which typically requires payment within 30 days. As an incentive to pay early the Company also typically provides a 2% discount if the customer pays within 10 days. The Company estimates the amount of discount that the customer is likely to take and records it as a reduction in revenue. The Company's bottled water product represents substantially all revenue for all periods presented.

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and certain other discounts and allowances. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $13,258,138 and $13,850,620 (which are not included in revenue) for the years ended March 31, 2023 and 2022, respectively.

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company's retail customers or distributors including, but not limited to the following: (a) discounts granted off list prices to support price promotions to end-consumers by retailers; (b) discounts to the Company's distributors for agreed portions of their promotional discounts to retailers; and (c) the Company's agreed share of in-store activities and other promotional allowances and various fees charged to the Company directly by its retailers, club stores and/or wholesalers. The Company's promotional allowance programs with its retailers or distributors are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one month. The accrual for promotional incentives is based on expected chargebacks from customers or distributors and typically deducted from invoices within 30 days of being earned.  Historically, adjustments to our estimated accrual for customers’ allowances have not been significant.

Disaggregated Net Revenues

The following table reflects disaggregated net revenue by sales channel for the years ended March 31, 2023 and March 31, 2022 are as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2023	2022
Retailers	$41,546,576	$39,295,158
Distributors	21,371,179	14,026,882
Ecommerce/Other	859,534	1,449,902
Total Net Revenue	$63,777,289	$54,771,942

Concentration Risks

We have 1 major customers that account for 11% of accounts receivable at March 31, 2023, and 2 customers that together account for 35% (18% and 17%, respectively) of the total revenues earned for the year ended March 31, 2023. The Company has 3 vendors that accounted for 38% (17%, 11%, and 10% respectively) of purchases for the year ended March 31, 2023.

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

Reverse Stock-Split

Effective April 5, 2023, we effected a fifteen for one reverse stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized common stock has decreased from 200,000,000 shares of common stock, with a par value of $0.001 per share, to 13,333,333 shares of common stock, with a par value of $0.001 per share, and the number of our issued and outstanding shares of common stock has decreased from approximately 152,149,661 to approximately 10,185,898. Any fractional shares resulting from the reverse stock split was rounded up to the next nearest whole number.

Accordingly, all share and per-share amounts for the current period and prior periods have been adjusted to reflect the reverse stock split.

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

For the year ended March 31, 2023, and 2022, respectively, the Company had 547,354 shares and 77,224 shares relating to options that were not included in the diluted earnings per share calculation because they were antidilutive. For the years ended March 31, 2023 and 2022, no shares relating to warrants and/or preferred stock, for either year, were not included in the diluted earnings per share calculation because they were antidilutive.

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

As of March 31, 2023 and 2022, the company did not have any financial instruments that are measured on a recurring basis as Level 1, 2 or 3.

Correction of Previously Issued Financial Statements

The accompanying consolidated statement of operations for the year ended March 31, 2022 has been corrected for an adjustment to reclassify Sales and marketing expenses of $5,824,305 as a reduction of Net revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole. As a result of the correction, Net Revenue decreased from $60,596,247 to $54,771,942 and Sales and marketing expenses decreased from $32,636,143 to $26,811,838. The correction had no impact on Total operating loss and Net loss.

Recent Accounting Pronouncements

Standards Required to be Adopted in Future Years.

The Company has evaluated recent accounting pronouncements through March 31, 2023 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended March 31, 2023 of ($137,078,578). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing and the Company’s Credit Agreement is currently set to expire on September 14, 2023. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

	March 31, 2023	March 31, 2022
Machinery and Equipment	$6,523,778	$4,766,303
Office Equipment	55,439	55,439
Less: Accumulated Depreciation	(4,521,085)	(3,620,945)
Fixed Assets, net	$2,058,132	$1,200,797

Depreciation expense for the years ended March 31, 2023 and March 31, 2022 was $900,140 and $801,395 (of which $889,888 and $792,268 was part of cost of goods sold and $10,252 and $9,127 was part of general and administrative expenses), respectively.

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

NOTE 4 - REVOLVING FINANCING

On February 1, 2017, we entered into a credit and security agreement (the "Credit Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM" or "Lender"), which subsequently changed its name to CNH Finance Fund I, L.P then to eCapital Healthcare Corp.

The Credit Agreement provides our company with a revolving credit facility (the "Revolving Facility"), the proceeds of which are to be used to repay existing indebtedness of our company, transaction fees incurred in connection with the Credit Agreement and for the working capital needs of our company.

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $10 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves). The advance under the credit agreement as of March 31, 2023 was $6,283,389.

The Credit Agreement expires on July 3, 2023 and was further extended to September 14, 2023, unless earlier terminated by the parties in accordance with the terms of the Credit Agreement.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of March 31, 2023 was 16.25%

To secure the payment and performance of the obligations under the Credit Agreement, we granted SCM a continuing security interest in all of our assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

The Company agreed to pay to SCM monthly an unused line fee in amount equal to 0.083% per month of the difference derived by subtracting (i) the average daily outstanding balance under the Revolving Facility during the preceding month, from (ii) the Revolving Loan Commitment Amount. The unused line fee will be payable monthly in arrears. We also agreed to pay SCM as additional interest a monthly collateral management fee equal to 0.35% per month calculated on the basis of the average daily balance under the Revolving Facility outstanding during the preceding month. The collateral management fee will be payable monthly in arrears. Upon termination of the Revolving Facility, we agreed to pay SCM a termination fee in an amount equal to 1% of the Revolving Loan Commitment Amount if the termination occurs before September 14, 2023. We must also pay certain fees in the event that receivables are not properly deposited in the appropriate lockbox account.

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

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. As of March 31, 2023, the Company has paid $2 million under this agreement.

In addition, the Company agreed to grant 6,681,090 shares of Series S Preferred Stock to ABG, each vested share of which is convertible into one-fifteenth share of the Company's common stock. The shares of Series S Preferred Stock will vest as to 1/3 on May 12, 2021, May 1, 2022, and May 1, 2023, respectively. The term of the Endorsement Agreement is three years, commencing on May 1, 2021 and terminating on May 1, 2024 (the " Term"). The Series S Preferred Stock was value at $6,681,090 based on the Company's closing stock price of $15.00 per share on May 12, 2021. The Company valued the vested Series S Preferred Stock at $2,227,030 per year.

The Company recognized an expense of $2,227,030 for the year ended March 31, 2022 and March 31, 2023. In the year ending March 31, 2024, the Company anticipates recognizing an expense in the amount of $2,227,030.

Series E Convertible Preferred Stock

On November 23, 2022, we entered into private placement subscription agreements, whereby we issued an aggregate of 1,100,000 shares of our Series E Preferred Stock (“Series E Preferred Stock”) at a deemed price of $1.00 per share of Series E Preferred Stock for gross proceeds of $1,100,000. Pursuant to the subscription agreements, in consideration for the subscribers' execution and delivery of the subscription agreements, we also issued an aggregate of 58,667 shares of our common stock (the "Commitment Shares") at a deemed price of $3.75 per Commitment Share.

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

Each share of Series E Preferred Stock will be convertible, at any time after the date that is twelve months from the original issue date, at our option, into that number of units (each, a "Unit") determined by dividing the stated value of such share of Series E Preferred Stock by $3.75 (the "Conversion Price"). Each Unit will consist of one share of our common stock and one-half of one common stock purchase warrant with each whole common stock purchase warrant entitling the holder thereof to acquire one additional share of our common stock at an exercise price equal of 125% of the Conversion Price for a period of three years following the conversion date.

The Company identified the conversion into a Unit (one share of preferred stock and one-half warrant) as an embedded beneficial conversion feature (ASC 470), thus the Company valued (using Black-Scholes option-pricing model for common stock options and warrants) each component of the Unit. The Warrant was valued at in the aggregate $211,470 and the Common Stock was valued at $888,530. Accordingly, the Company recognized an aggregate beneficial conversion feature of $211,470 upon issuance of the Series E Preferred Stock with a $211,470 increase in discount on preferred stock and a corresponding increase in additional paid-in capital. The value of the warrant is being amortized over a 1 year (the period from issuance to the earliest allowable conversion date). As of March 31, 2022, the discount on preferred stock was $76,898.

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

The 500,000 shares of Series E Preferred Stock that was issued to one non-U.S. person was converted on March 24, 2022 into 133,333 shares of the Company's common stock along with an issuance of 4,761 shares of the Company's common stock for the $10,333 dividend payable on the 500,000 shares of Series E Preferred Stock.

In addition, the Company has accrued $12,900 as of March 31, 2023 as a dividend payable on the remaining 600,000 shares of Series E Preferred Stock.

Common Stock

Private Placement

On July 6, 2021, we completed a private placement of 4,757,381 subscription receipts at a price of $1.05 per subscription receipt for total gross proceeds of $4,995,250. The subscription receipts were held in escrow until September 29, 2021 when each subscription receipt will automatically convert into one unit consisting of one fifteenth share of our common stock and one transferable share purchase warrant, for no additional consideration. Each warrant will entitle the holder thereof to acquire one fifteenth share of our common stock for a period of three years from the date of issuance thereof at a price of $18.75 per common share.

On November 23, 2022, we entered into private placement subscription agreements, whereby we issued an aggregate of 1,100,000 shares of our Series E Preferred Stock ("Series E Preferred Stock") at a price of $1.00 per share of Series E Preferred Stock for gross proceeds of $1,100,000. Pursuant to the subscription agreements, in consideration for the subscribers' execution and delivery of the subscription agreements, we also issued an aggregate of 58,667 shares of our common stock (the "Commitment Shares") at a deemed price of $3.75 per Commitment Share.

Public Offering

On May 9, 2022, we completed an underwritten public offering of 555,556 shares of our common stock. The shares were issued at a public offering price of $9.00 per share, for total net proceeds to our company of $4,575,000 before deducting underwriting discounts, commissions and offering expenses payable by our company.

Share Issuance

Effective as of April 15, 2021, the Company issued 2,589 shares of our common stock to non-employees in consideration for services to be rendered to the Company. The total fair value of the shares is $40,000 based upon the per share closing price of the Company's common stock on the NASDAQ stock exchange on April 15, 2021. In addition, effective as of August 27, 2021 and September 29, 2021, the Company issued 4,912 and 1,075 shares of our common stock respectively to non-employees in consideration for services rendered to the Company. The total fair value of the shares is $140,000 and $25,789, respectively, based upon the per share closing price of the Company's common stock on the NASDAQ stock exchange on August 20, 2021 and September 29, 2021. All of these shares were issued pursuant to a consulting agreement dated June 15, 2020, whereby the Company engaged an entity to perform consulting services for the Company for a period of one year. The Company agreed to pay a retainer in the amount of $40,000 per month. The agreement has been terminated and no further amounts are owed by the Company under this agreement.

Effective as of August 20, 2021, the Company issued 5,533 shares of our common stock to non-employees in consideration for services to be rendered to the Company. The total fair value of the shares is $141,930 based upon the per share closing price of the Company's common stock on the NASDAQ stock exchange on August 20, 2021.

Effective as of November 19, 2021, we issued 148,469 shares of our common stock to one entity upon conversion of 2,227,030 shares of our Series S Preferred Stock without the payment of any additional consideration.

On March 4, 2022, the Company entered into private placement subscription agreements, whereby it issued unsecured convertible notes (the "Notes") to three subscribers in the aggregate principal amounts of $3,800,000. The Notes will mature on September 4, 2022 and will accrue interest at 8% per annum, which interest will be payable on the date of the maturity. Pursuant to the terms of the Notes, the holders of the Notes may convert all or any part of the principal amount outstanding under the Notes into units (the "Conversion Units") at a conversion price of $12.00 per Conversion Unit. Each Conversion Unit will consist of one share of the Company's common stock and one share purchase warrant. Each share purchase warrant will entitle the holder thereof to acquire one share of the Company's common stock at a price of $16.50 per share until March 4, 2025. Pursuant to the aforementioned subscription agreements, in consideration for the subscribers' execution and delivery of the subscription agreements, the Company issued an aggregate of 31,667 shares to three subscribers which the Company recognized a debt discount in the amount of $345,455 which will be amortized over the term of the Notes.

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

Upon conversion of the Notes, the holders of the Notes received warrants to purchase 10,459,354 common shares in the Company at $1.10 per share. The Company lowered the warrant exercise price from $1.10 to $0.44 for thirty days. The holders of the Notes exercised all of the warrants resulting in the Company receiving net proceeds of $4,602,116 and the issuance of 10,459,354 shares of its common stock. In connection with this exercise of the warrants, the Company expensed the unamortized amount of the above referenced beneficial conversion feature recognized in connection with the issuance of the warrants.

During March 2022, the Company sold a total of 18,764 common shares through the Agent under the Sales Agreement for its previously established ATM facility.

During April, 2022, the Company sold a total of 50,016 common shares through our Agent under the Sales Agreement for our previously established ATM facility for net proceeds of $631,203.

Effective as of May 2, 2022, the Company issued 148,469 shares of our common stock upon conversion of 2,227,030 shares of Series S Preferred Stock without the payment of any additional consideration.

Effective as of June 15, 2022, the Company issued an aggregate of 8,111 shares of common stock upon the vesting of "restricted awards" granted April 30, 2020 as part of the Company's 2020 Equity Incentive Plan. These shares were issued to 6 individuals.

Effective as of July 25, 2022, the Company issued an aggregate of 9,633,616 units of our company at a deemed price of $0.37 per unit to three creditors. Each unit was comprised of one fifteenth share of common stock and one warrant. Each warrant entitled the holder to purchase one fifteenth share of our common stock at a price of $6.60 per common share for a period of three years. As a condition of the debt settlement, each of the creditors who has received the units has agreed to immediately exercise the creditor's respective warrants. Accordingly, the creditors exercised warrants for an aggregate of $4,238,791 resulting in an aggregate of an additional 642,241 shares of our common stock being issued to such creditors.

Effective as of July 25, 2022, the Company issued 825,738 special warrants at a deemed price of $0.37 per special warrant to one creditor. Each special warrant is automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into units on the date that is the earlier of: (i) the date that is three business days following the date on which our company obtains a receipt from the British Columbia Securities Commission for a (final) short form prospectus qualifying the distribution of the units issuable upon exercise of the special warrants, and (ii) the date that is four months and one day after the issuance of the special warrants. Each unit will be comprised of one fifteenth share of common stock and one warrant. Each warrant will entitle the holder to one fifteenth share of our common stock at a price of $6.60 per common share. As consideration for the debt settlement and the issuance of the special warrants, the creditor agreed to exercise the warrants immediately upon automatic exercise of the special warrants.

Effective as of August 29, 2022, the Company issued an aggregate of 152,381 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $6.90 per one share for aggregate gross proceeds to the Company of $1,051,428. These warrants had an original exercise price of $18.75 per one share of common stock. The Company reduced the exercise price of these warrants from $18.75 to $6.60 per one-fifteenth share for a period of 30 days, commencing on August 9, 2022, in order to entice the holders of these warrant to exercise their warrants. Klutch Financial Corp., a company wholly owned by Aaron Keay, a director of the Company at the time of the exercise, exercised their 1,000,000 warrants during the aforementioned period allowed for the exercise price reduction. The Company received net proceeds of $460,000 in connection with the exercise of these 1,000,000 warrants by Klutch Financial Corp.

Effective as of September 7, 2022, the Company issued an aggregate of 825,738 units of our company upon automatic conversion of our special warrants at a deemed price of $0.37 per unit to one creditor. Each unit was comprised of one fifteenth share of common stock and one warrant. Each warrant entitled the holder to purchase an additional share of our common stock at a price of US$0.44 per one fifteenth share of common stock for a period of three years.

Effective as of September 7, 2022, the Company issued an aggregate of 55,049 shares of our common stock upon exercise of our common stock purchase warrants with an exercise price of $0.44 per one fifteenth share of common stock for aggregate gross proceeds of $363,324.

On January 11, 2023, the Company issued an aggregate of 5,525 shares of our common stock in consideration for services rendered to our company. Of 5,525 shares of our common stock we issued, 1,282 shares were issued at a deemed price of $7.80 per share, 2,041 shares were issued at a deemed price of $7.35 per share and 1,932 shares were issued at a deemed price of $7.76 per share.

Effective as of March 26, 2023, the Company issued 133,333 units of our company upon conversion of 500,000 shares of our Series E Preferred Stock. Each unit was comprised of one share of our common stock and one-half of one common stock purchase warrant. Each whole common stock purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $4.60 per share for a period of three years. In addition, effective as of March 26, 2023, we paid dividends on these 500,000 shares of our Series E Preferred Stock in the amount of $10,333 by issuing 4,761 shares of our common stock at a price of $2.17 per share.

Restricted Awards

On May 3, 2021, the Company issued 54,444 shares of our common stock to employees upon the exercise of vested restricted awards under our 2020 Equity Incentive Plan.

On November 11, 2021, we granted awards of an aggregate of 133,333 shares of our common stock as "restricted awards" under our 2020 Equity Incentive Plan to certain directors, officers, employees, and consultants, fourteen persons in total.

On December 20, 2021, the Issuer granted an award of 1,000 shares of common stock as a "restricted award" under their 2020 Equity Incentive Plan to a director.

On January 15, 2022, the Company issued 133,778 shares of our common stock to employees and directors upon the exercise of vested restricted awards under our 2020 Equity Incentive Plan.

On March 31, 2022, the Company issued 37,667 shares of our common stock to employees and directors upon the exercise of vested restricted awards under our 2020 Equity Incentive Plan.

On June 10, 2022, we granted an award of 6,667 shares of our common stock as a "restricted award" under our 2020 Equity Incentive Plan to Richard A. Wright, a former director and executive officer of our company, pursuant to a Separation Agreement and Release of All Claims dated June 2, 2022 with Mr. Wright. These shares vested as of June 10, 2022.

On July 29, 2022, we granted Frank Lazaran, our former president, chief executive officer, and current director, an award of 33,333 shares of our common stock as a "restricted award" under the employment agreement dated July 29, 2022 with Mr. Lazaran and our 2020 equity incentive plan. These shares vested as of July 29, 2022 with a value of $214,000 based on a common share price of $6.42.

On November 16, 2022, we granted an award of 170,000 shares of our common stock as a "restricted award" under our 2020 Equity Incentive Plan to certain directors, officers and employees. Of these restricted awards: (i) 163,333 vest as to 50% on the grant date and 50% on the six-month anniversary of the grant date; and (ii) 6,667 vest as to 50% on the six month anniversary of the grant date and 50% on the one year anniversary of the grant date.

On March 29, 2023, we granted an award of 6,667 shares of our common stock as a "restricted award" under our 2020 Equity Incentive Plan to a new director. 50% of these restricted awards will vest on the six-month anniversary of the date of grant and 50% will vest on the first-year anniversary of the date of grant.

NOTE 7 - OPTIONS AND WARRANTS

Stock Option Plans

Effective October 7, 2013, our board of directors adopted and approved our 2013 equity incentive plan. The plan was approved by a majority of our stockholders on October 7, 2013. On October 31, 2014, our board of directors amended our 2013 equity incentive plan to, among other things, increase the number of shares of stock of our company available for the grant of awards under the plan from 1,333,333 shares to 2,333,333 shares. The purpose of the plan is to (a) enable our company and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our company's long-range success; (b) provide incentives that align the interests of employees, consultants, and directors with those of the stockholders of our company; and (c) promote the success of our company's business. Effective as of December 30, 2015, we effected a 50-for-1 reverse stock split of our authorized and issued and outstanding shares of common stock which decreased the number of shares of stock of our company available for the grant of awards under the plan from 2,333,333 shares to 46,667 shares. Effective as of January 20, 2016, our board of directors amended the plan to increase the number of shares of stock of our company available for the grant of awards under the plan from 46,667 to 513,333. The plan enabled us to grant awards of a maximum of 513,333 shares of our stock and awards that may be granted under the plan included incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

On April 25, 2018, our board of directors adopted the 2018 Stock Option Plan, pursuant to which we may grant stock options to acquire up to a total of 344,774 shares of our common stock, including any other shares of our common stock which may be issued pursuant to any other stock options granted by our company outside the plan. We adopted the plan in connection with our prior application to list our common stock on the TSX Venture Exchange. The purpose of the plan is to retain the services of valued key employees and consultants of our company and such other persons as our board of directors selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by our board of directors.

Effective February 28, 2020, our board of directors adopted and approved our 2020 equity incentive plan, pursuant to which we may grant stock options to acquire up to a maximum of 600,000 shares of our common stock and non-stock option awards to acquire up to a maximum of 110,000 shares of our common stock. The plan was approved by a majority of our stockholders on March 30, 2020. The purpose of our 2020 equity incentive plan is to: (i) enable our company and any affiliate of our company to attract and retain the types of employees, consultants, directors and such other persons as the plan administrator may select who will contribute to our company's long range success; (ii) provide incentives that align the interests of employees, consultants, directors and such other persons as the plan administrator may select with those of our company's stockholders; and (iii) promote the success of our company's business. Under the plan, either stock options or non-stock option awards may be granted. Non-stock option awards mean a right granted to an award recipient under the plan, which may include the grant of stock appreciation rights, restricted awards, performance compensation awards or other equity-based awards.

Issuance of Options

On July 27, 2021, the Company granted an aggregate of 30,267 stock options to certain employees for the purchase of up to 30,267 shares of common stock pursuant to the 2020 Equity Incentive Plan. Each stock option is exercisable at a price of $26.25 per share until July 27, 2031.

On November 11, 2021, we granted an aggregate of 8,600 stock options to five employees for the purchase of up to 8,600 shares of our common stock pursuant to our 2020 Equity Incentive Plan. Each stock option is exercisable at a price of $24.60 per share until November 10, 2031. The stock options will vest as to 50% on each anniversary of the grant date.

On July 29, 2022, we granted Frank Lazaran, our president, chief executive officer and director, stock options to purchase 66,667 shares of our common stock pursuant to his employment agreement dated July 29, 2022 and our 2020 equity incentive plan. Each stock option is exercisable at a price of $6.42 per share until July 29, 2032. The stock options will vest as to 50% on each anniversary of the grant date.

On August 23, 2022, we granted an aggregate of 148,667 stock options to certain employees for the purchase of up to 148,667 shares of our common stock pursuant to our 2020 Equity Incentive Plan. Each stock option is exercisable at a price of $7.65 per share until August 23, 2032. These stock options vest as to 50% on each of the first and second anniversary of the grant date.

On November 16, 2022, we granted an aggregate of 60,000 stock options to certain directors, officers and employees of the Company for the purchase of up to 60,000 shares of our common stock pursuant to our 2020 Equity Incentive Plan. Each stock option is exercisable at a price of $3.75 per share until November 16, 2032. All of these stock options vest 50% on each of the first and second anniversary of their grant date. The Company valued the stock options (using Black-Scholes option-pricing model for common stock options and warrants) at an implied price of $3.30 or an aggregate value of $194,400 which will be expensed over the 2-year vesting period.

On March 29, 2023, we granted 6,667 stock options to a director for the purchase of up to 6,667 shares of our common stock pursuant to our 2020 Equity Incentive Plan. Each stock option is exercisable at a price of $2.40 per share until March 29, 2033. 50% of these stock options vest on the first-year anniversary of the date of grant and 50% vest on the second year anniversary of the date of grant.

Exercise of Options

The Company issued 10,845 shares of common stock during the three months ending June 30, 2021 in connection with the exercise of stock options of which 6,067 options were with a payment to the Company for the exercise price of $48,230 and the remaining amount of stock options were exercised as a cashless exercise under the plan.

The Company issued 7,913 shares of common stock during the three months ending September 30, 2021 in connection with the exercise of stock options of which 3,667 options were with a payment to the Company for the exercise price of $59,950 and the remaining amount of stock options were exercised as a cashless exercise under the plan.

Effective as of January 31, 2022 the Company issued an aggregate of 108 shares of our common stock upon a cash-less exercise of stock options.

Stock option activity summary covering options is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at March 31, 2021	417,304	12.45	7.7
Granted	38,867	25.95	9.4
Exercised	(24,156)	9.30	7.4
Expired/Forfeited	(8,600)	23.10	8.4
Outstanding at March 31, 2022	423,415	13.65	6.9
Granted	282,000	6.41	9.5
Exercised	(2,267)	7.95	7.0
Expired/Forfeited	(117,467)	13.73	8.5
Outstanding at March 31, 2023	585,681	10.17	7.0
Exercisable at March 31, 2023	342,828	12.77	5.4

Warrants

On September 29, 2021, the Company issued 4,757,381 share purchase warrants representing 317,159 common shares and at an exercise price of $18.75 per share. These warrants were issued in connection with the private placement of common stock on September 29, 2021.

Effective as of July 25, 2022, we issued 825,738 special warrants at a deemed price of $0.37 per special warrant to one creditor. Each special warrant is automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into units on the date that is the earlier of: (i) the date that is three business days following the date on which our company obtains a receipt from the British Columbia Securities Commission for a (final) short form prospectus qualifying the distribution of the units issuable upon exercise of the special warrants, and (ii) the date that is four months and one day after the issuance of the special warrants. Each unit will be comprised of one fifteenth share of common stock and one warrant. Each warrant will entitle the holder to purchase one fifteenth share of our common stock at a price of $6.60 per share. As consideration for the debt settlement and the issuance of the special warrants, the creditor agreed to exercise the warrants immediately upon automatic exercise of the special warrants.

Exercise of Warrants

The Company issued 85,185 shares of common stock during the three months ending June 30, 2021 in connection with the exercise of warrants with a payment to the Company for the exercise price of $652,777.

The Company issued 634,892 shares of common stock during the three months ending September 30, 2021 in connection with the exercise of warrants with a payment to the Company for the exercise price of $11,904,220.

The Company issued an aggregate of 44,444 shares of our common stock effective November 15,2021 to one individual upon exercise of our common stock purchase warrants for aggregate gross proceeds of $833,334.

Effective as of July 25, 2022 the Company issued an aggregate of 697,290 shares of our common stock upon exercise of our common stock purchase warrants for aggregate gross proceeds of $4,238,791.

Effective as of August 29, 2022, the Company issued an aggregate of 152,381 shares of our common stock upon exercise of our common stock purchase warrants for aggregate gross proceeds of $1,051,428.

The following is a summary of the status of all of our warrants as of March 31, 2023, each warrant can be exchanged for one fifteenth share of our common stock, and changes during the years ended on that date:

		Weighted-
	Number	Average
	of Warrants	Exercise Price
Outstanding at March 31, 2021	10,801,155	17.40
Granted	4,757,381	18.75
Exercised	(11,467,822)	17.55
Cancelled or Expired	-0-	0.00
Outstanding at March 31, 2022	4,090,714	18.75
Granted	10,959,354	6.47
Exercised	(12,745,068)	6.65
Cancelled or Expired	-0-	0.00
Outstanding at March 31, 2023	2,305,000	15.50
Warrants exercisable at March 31, 2023	2,305,000	15.50

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2023:

STOCK WARRANTS OUTSTANDING

	Number of	Weighted-Average
	Warrants	Remaining Contractual
Exercise Price	Outstanding	Life in Years
$18.75	1,805,000	1.5
$3.75	500,000	3.0

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at March 31, 2023 and 2022:

	2023	2022
Deferred income tax assets:	$21,900,000	$16,300,000
Valuation allowance	(21,900,000)	(16,300,000)
Net total	$-	$-

At March 31, 2023, the Company had net operating loss carryforwards of approximately $88 million and net operating loss carryforwards expire in 2023 through 2037. The current year's net operating loss will carryforward indefinitely.

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

The current income tax benefit of approximately $5.7 million generated for the year ended March 31, 2023 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2023 and 2022:

	2023	2022

Effective Tax Rate Reconciliation:

Federal statutory tax rate	21%	21%
State taxes, net of federal benefit	0%	0%
Change in valuation allowance	(21%)	(21%)
Effective Tax Rate	0%	0%

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2023 and 2022 the Company has no unrecognized uncertain tax positions, including interest and penalties.

The Company's federal income tax returns for tax years ended March 31, 2020 and beyond remain subject to examination by the Internal Revenue Service. The returns for Arizona, the Company's most significant state tax jurisdiction, remain subject to examination by the Arizona Department of Revenue for tax years ended March 31, 2019 and beyond.

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

Operating Lease expense for the year ended March 31, 2023 was $246,710.

Operating Leases:

March 31, 2023
Operating lease right-of-use asset - current portion	$122,114
Operating lease right-of-use asset - non-current portion	20,246

Total Operating lease right-of-use asset	$142,360

Operating lease liability - current portion	$136,214
Operating lease liability - non-current portion	22,223

Total Operating lease liability	$158,437

Weighted average remaining lease term (in years):
Operating leases	1.0

Weighted average discount rate:
Operating leases	7%

Maturities of undiscounted lease liabilities as of March 31, 2023 are as follows:

Operating Leases
Year ending March 31, 2024	141,552
Year ending March 31, 2025	23,075
Total lease payments	164,627
Less: Imputed interest	(6,190)
Total lease obligations	158,437

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

Effective as of April 4, 2023, we issued 133,333 units of our company upon conversion of 500,000 shares of our Series E Preferred Stock without the payment of any additional consideration. Each unit was comprised of one fifteenth share of our common stock and one thirtieth of one common stock purchase warrant. Each whole common stock purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $4,69 per share for a period of three years. In addition, effective as of April 4, 2023, we paid dividends on these 500,000 shares of our Series E Preferred Stock in the amount of $11,083 by issuing 4,598 shares of our common stock at a price of $2.410 per share.

Effective April 5, 2023, we effected a fifteen for one reverse stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized common stock has decreased from 200,000,000 shares of common stock, with a par value of $0.001 per share, to 13,333,333 shares of common stock, with a par value of $0.001 per share, and the number of our issued and outstanding shares of common stock has decreased from approximately 152,149,661 to approximately 10,185,898. Any fractional shares resulting from the reverse stock split will be rounded up to the next nearest whole number. Our authorized preferred stock was not affected by the reverse stock split and continues to be 100,000,000 shares of preferred stock, with a par value of $0.001 per share.

Effective as of May 8, 2023, we issued 148,469 shares of our common stock upon conversion of 2,227,030 shares of our Series S Preferred Stock without the payment of any additional consideration. Effective April 30 and May 1, the Company issued 1,443 and 59,995 shares of common stock upon the vesting of restricted stock awards to employees.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023 and that there were material weaknesses in our internal control over financial reporting.

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

Remediation

In response to the material weaknesses discussed above, we are working on implementing a new integrated ERP system and have hired additional accounting personnel. Once the ERP system is fully implemented in the third quarter of fiscal year 2024, we plan to engage a third-party consultant to develop a comprehensive control framework using the ERP and to document our internal controls based on the implementation of the ERP system.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Positions Held with Our Company	Age	Date First Elected or Appointed
Frank Chessman	Chief Executive Officer and President	70	February 20, 2023
David A. Guarino	Chief Financial Officer, Secretary, Treasurer and Director	59	April 28, 2017
Frank Lazaran	Chairman of the Board and Director	66	October 8, 2020
Ronald DaVella	Director	66	March 17, 2023
Brian Sudano	Director	58	September 14, 2018
David Rauch	Director	58	November 16, 2022

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Frank Chessman

On February 20, 2023, we appointed Frank Chessman as our chief executive officer and president.

Mr. Chessman is an accomplished executive with five decades of experience in sales, marketing, and operations. He holds a Bachelor of Science degree from the University of Southern California's Marshall School of Business and conducted graduate studies at the Anderson School at UCLA. Mr. Chessman served as Vice President of Sales and Advertising for Ralphs Grocery Company, now a major division of Kroger. He also spent 14 years at Simon Marketing as the Executive Vice President, where he gained valuable experience in marketing and promotions. His career also includes extensive beverage manufacturing experience prior to his time with our company. Prior to becoming our chief executive officer and president, Mr. Chessman had been the director of national sales for our company and then the director of sales and operations for our company.

David A. Guarino

On April 28, 2017, Mr. Guarino was appointed as the chief financial officer, secretary, treasurer and director of our company. Mr. Guarino holds a Bachelor of Science in accounting and a Master of Accountancy from the University of Denver. From 2008 to 2013, Mr. Guarino was the president and a director of Kahala Corp, a worldwide franchisor of multiple quick service restaurant brands with locations in 49 states and over 25 countries. From 2014 to 2015, Mr. Guarino was the president of HTI International Holdings, Inc., a technology company focused on forward osmosis water filtration technology. From 2015 until April, 2017, Mr. Guarino had been a consultant to our company.

We believe that Mr. Guarino is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experience described above.

Frank Lazaran

Mr. Lazaran has been a director of our company since October 8, 2020 and chairman of our board of directors since March 13, 2023. From June 2, 2022 to February 20, 2023, Mr. Lazaran was our chief executive officer and president.

As a 40-year veteran of the retail food industry, Mr. Lazaran brings decades of commercial and c-suite experience in scaling organizations, optimizing operations, and driving innovation in the retail sector. He has a solid track record for delivering operational excellence with balanced growth to companies facing unique challenges and complex situations. He was most recently the chairman, chief executive officer, and president of Marsh Supermarkets, Inc., a multi-format regional food retailer based in Indianapolis, Indiana. Under his leadership, he led the company through a successful turnaround. Prior to Marsh, Mr. Lazaran served as the chief executive officer, president, and director of Winn-Dixie Stores, Inc., which was a publicly traded company and one of the largest supermarket chains in the Southeast. He is currently a senior industry partner in the private equity firm, New State Capital, and serves as an advisor to the retail industry through his consulting practice, Galazarano Consulting & Investments.

We believe that Mr. Lazaran is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his business experience described above.

Ronald DaVella

On March 17, 2023, we appointed Ronald DaVella as a director of our company.

Mr. DaVella is a seasoned financial expert and director, with extensive experience serving on various boards and offering financial advisory services to a wide range of industries. His background demonstrates his expertise in financial oversight, governance, and executive leadership.

Mr. DaVella retired from Deloitte as a partner in July 2014 after 34 years of service including 25 years as a partner. Since November 2014, Mr. DaVella has been a valued member of The Joint Corp.'s board of directors, where he chairs the audit committee and serves on the nominating and governance committee. He has simultaneously held positions on multiple boards, including Delta Dental of AZ, where he's been a board member and director since August 2020, serving as vice chairman, chairman of the audit and investment committee, and a member of the executive and compensation committee.

Mr. DaVella's portfolio further expanded in November 2020 when he joined Mobile Holding Properties, LLC as a board member and director, a role he held until January 2022. In January 2021, he began serving as a financial advisor for NorthStar Engineering Group, and later, in June 2022, he added Universal Health Group to his roster as a financial advisor, board member, and director. Multiomics and Industrial Succession Corp (formerly Manufacturing Succession Corp) also have benefited from his financial advisory expertise since July 2022. Additionally, Mr. DaVella has served as the chairman of the strategic advisory board for AURA Ventures since April 2020.

Beyond his board and advisory roles, Mr. DaVella has held leadership positions in various companies including as CFO for NanoFlex Power Corp., from May 2017 to March 2019, and as owner of Katherine's Lashes, LLC, an Amazing Lash Studios franchisee, in Chandler, AZ, from August 2015 to February 2019. Mr. DaVella formerly served as executive vice president of finance of our company from May 1, 2019 to January 1, 2020.

We believe that Mr. DaVella is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his business experience described above.

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

David Rauch

Mr. Rauch has been a director of our company since November 16, 2022. Mr. Rauch is the President and General Counsel of Annexus, which creates innovative retirement income products that provide better client outcomes. He had previously served as Chief Operating Officer as well. From 1993 to 2012, he was a partner at Snell and Wilmer, handling business and franchise litigation. He received his JD from the University of California - Los Angeles (Order of the Coif) and has a B.S. in Finance from San Diego State University (summa cum laude and the Outstanding Finance Graduate of 1988).

Mr. Rauch is involved with The Thunderbirds, the host organization of the WM Phoenix Open golf tournament. He served as Tournament Chairman in 2010. He was previously heavily involved in the Special Olympics of Arizona and is the Immediate Past Chair of the Barrow Neurological Foundation. He and his wife Julie support Thunderbird Charities, Barrow, and The Board of Visitors, the oldest women's charitable organization in Arizona.

We believe that Mr. Rauch is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experience described above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2023 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
David A. Guarino	1	2	Nil
Frank Lazaran	1	2	Nil
Brian Sudano	1	1	Nil
Aaron Keay	1	2	Nil

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

Committees of Board of Directors

Audit Committee

Effective February 22, 2018, our board of directors established an audit committee. The audit committee currently consists of three directors, Ronald DaVella, Brian Sudano, and David Rauch. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee's primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; oversee our accounting and financial reporting processes and the preparation and auditing of our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that Ronald DaVella, an independent director of our company, qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Stockholders desiring to suggest a candidate for consideration must do so in accordance with our bylaws and applicable securities laws, and should send a letter to our Chief Financial Officer at our principal office located at 8541 E. Anderson Drive, Suite 100, Scottsdale, Arizona 85255 U.S.A. Candidates recommended by our stockholders will be considered in the same manner as other candidates.

Compensation Committee

Our board of directors has a compensation committee comprised of Ronald DaVella, Brian Sudano, and David Rauch. Our compensation committee has the following authority and responsibilities:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2023

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2023; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2023,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2023 and 2022 are set out in the following summary compensation table:

Summary Compensation Table - Years ended March 31, 2023 and 2022
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Chessman(12) Chief Executive Officer and President	2023	66,125(15)	Nil	125,000	307,500	Nil	Nil	199,000(16)	697,625
	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

David A. Guarino Chief Financial Officer, Secretary, Treasurer and Director	2023	252,000	Nil	62,500(1)	134,500 (2)	Nil	Nil	9,000	458,000
	2022	252,000	25,000	492,000(3)(4)	Nil	Nil	Nil	9,000	778,000

Frank Lazaran(13) Former President, Chief Executive Officer, and current Director	2023	183,333	Nil	283,291(5)(6)(7)	408,500 (8)(9)	Nil	Nil	6,750	881,874
	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Richard A. Wright(14) Former President, Chief Executive Officer, Vice-President, Chief Operating Officer and Director	2023	46,511	Nil	51,540	Nil	Nil	Nil	385,754	483,805
	2022	252,000	25,000	656,000(10)(11)	Nil	Nil	Nil	22,556	955,556

Notes:

(1)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 125,000 pre-split shares of our common stock as "restricted awards" effective November 16, 2022 (valued at $31,500).
(2)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 250,000 pre-split option awards effective August 23, 2022 (valued at $112,500).
(3)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 400,000 pre-split shares of our common stock as "restricted awards" effective November 11, 2021 (valued at $492,000).
(4)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 pre-split shares of our common stock as "restricted awards" effective March 31, 2022 (valued at $92,000).
(5)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 8,333 pre-split shares of our common stock as "restricted awards" effective April 30, 2022 (valued at $6,291).
(6)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 500,000 pre-split shares of our common stock as "restricted awards" effective July 29, 2022 (valued at $214,000).
(7)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 250,000 pre-split shares of our common stock as "restricted awards" effective November 16, 2022 (valued at $63,000).
(8)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 1,000,000 pre-split option awards effective July 29, 2022 (valued at $370,000).
(9)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 175,000 pre-split option awards effective November 16, 2022 (valued at $38,500).
(10)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 400,000 pre-split shares of our common stock as "restricted awards" effective November 11, 2021 (valued at $656,000).
(11)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 150,000 pre-split shares of our common stock as "restricted awards" effective March 31, 2022 (valued at $138,000).
(12)	On February 20, 2023, we appointed Frank Chessman as our chief executive officer and president.
(13)	Mr. Lazaran has been a director of our company since October 8, 2020 and chairman of our board of directors since March 13, 2023. From June 2, 2022 to February 20, 2023, Mr. Lazaran was our chief executive officer and president.
(14)	Effective June 2, 2022, Richard A. Wright resigned as a director and officer (including as the president and chief executive officer) of our company.
(15)	Consists of Frank Chessman's salary as a result of his being an employee starting January 1, 2023.
(16)	Consists of Frank Chessman's compensation as a consultant prior to his being an employee starting January 1, 2023.

Frank Chessman

During the fiscal year ended March 31, 2021, we paid Mr. Chessman $181,000 for his services to our company.

During the fiscal year ended March 31, 2022, we paid Mr. Chessman $222,000 for his services to our company.

From April1, 2022 to September 30, 2022, we paid Mr. Chessman $117,250 for his services to our company.

On November 16, 2022, we entered into an employment agreement with Mr. Chessman pursuant to which, as of the effective date of October 1, 2022 (the "FC Effective Date"), we have agreed to employ Mr. Chessman and Mr. Chessman has agreed to perform such duties as are regularly and customarily performed by the Director of Sales and Operations of a corporation, and any other duties consistent with Mr. Chessman's position in our company. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Chessman $252,000 annually or such other amount as may be determined by our board of directors from time to time, commencing on the FC Effective Date. On February 20, 2023, we appointed Frank Chessman as our chief executive officer and president and our board of directors increased the salary paid to Mr. Chessman, effective as February 1, 2023, by $25,000 annually.

In addition, during each of our fiscal years during the term of the employment agreement (beginning with the fiscal year of April 1, 2022 to March 31, 2023 (the "Fiscal 2023"), Mr. Chessman will be eligible for the following annual bonuses: (i) up to 50% of Mr. Chessman's salary, with the exact amount of the bonus to be determined within 30 days of the end of each fiscal year by the compensation committee of our board of directors, based upon 90% of Mr. Chessman's performance during the immediately preceding fiscal year as measured by certain key performance indicators (the "KPIs"), and 10% upon the discretion of the compensation committee. During the term of the employment agreement, these KPIs (i) will be updated within 30 days of the end of each fiscal year, with the first update being April 30, 2023; and (ii) will be set and established in the sole discretion of the compensation committee of our board of directors. However, the KPIs for the Fiscal 2023 will be for the period from October 1, 2022 through March 31, 2023 due to Mr. Chessman's start date and transition time required.

In addition, Mr. Chessman will be entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we do not provide such plans at any time or if Mr. Chessman elects to remain on his current insurance coverage, we agreed to reimburse Mr. Chessman for the actual cost of any such plans obtained privately for Mr. Chessman and his spouse. We have also agreed to (i) provide Mr. Chessman with a $750 per month automobile allowance during the term of the employment agreement; and (ii) reimburse Mr. Chessman for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Chessman will be entitled in each year to five weeks' paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than two consecutive weeks of paid time off.

The initial term of the employment agreement is two years from the FC Effective Date and, on the second anniversary of the FC Effective Date and on each annual anniversary date thereafter, the term of the employment agreement will automatically be extended by one additional year unless either party gives 90 days' written notice to the other of its intention not to renew the employment agreement.

If, within 90 days of the occurrence of a change of control event, Mr. Chessman resigns from his employment relationship with our company or our company terminates his employment agreement for any reason other than for just cause and Mr. Chessman signs a broad-based general release in favor of our company (the "FC Release"), then we have agreed to pay Mr. Chessman severance in an amount equal to the 12 months' salary.

We may terminate Mr. Chessman's employment at any time for other than just cause by delivering to Mr. Chessman written notice of termination. In such a case, provided that Mr. Chessman signs the FC Release, we have agreed to pay Mr. Chessman severance in an amount equal to the 12 months' salary.

Subject to applicable employment laws or similar legislation, we may terminate Mr. Chessman's employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24-month period, because of a physical or mental disability. Mr. Chessman's employment will automatically terminate on his death. In the event Mr. Chessman's employment with our company terminates by reason of Mr. Chessman's death or disability, then upon and immediately effective on the date of termination we agreed to promptly pay and provide Mr. Chessman (or in the event of Mr. Chessman's death, Mr. Chessman's estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with the Plan and the award agreement. In the event Mr. Chessman's employment is terminated due to a disability, we have agreed to pay to Mr. Chessman the severance referred to above.

We may terminate Mr. Chessman's employment for just cause at any time by delivering to Mr. Chessman written notice of termination. In the event that Mr. Chessman's employment with our company is terminated by our company for just cause, Mr. Chessman will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Chessman by our company as of the date of termination, except for any awards under our 2020 Equity Incentive Plan will be dealt with in accordance with our 2020 Equity Incentive Plan and award agreement.

Provided that Mr. Chessman has acted within the scope of his authority, we have agreed to indemnify and save harmless Mr. Chessman (including his heirs and legal representatives) against any and all costs, claims and expenses (including any amounts paid to settle any actions or satisfy any judgments) which: he may suffer or incur by reason of any matter or thing which he may in good faith do or have done or caused to be done as an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; or was reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; provided that, the foregoing indemnification will apply only if: he acted honestly and in good faith with a view to the best interests of our company, any of its subsidiaries or any of their respective affiliates; and in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

Mr. Chessman has agreed to indemnify and save harmless our company against, and has agreed to hold it harmless from, any and all damages, injuries, claims, demands, actions, liability, costs and expenses (including reasonable legal fees) incurred or made against our company arising from or connected with the performance or non-performance of his employment by him or the breach of any warranty, representation or covenant herein by him, other than claims by him pursuant to his employment agreement.

If and to the extent we maintain directors' and officers' liability insurance for the protection of our executives in connection with acts and omissions occurring during their employment with our company, we have agreed that Mr. Chessman will be included as an officer and director who is covered by such policy on a basis no less favorable than made available to other executives of our company.

Restricted Awards and Stock Options

On April 3, 2020, we granted 20,000 stock options to Mr. Chessman under our 2018 Stock Option Plan. The stock options are exercisable at the exercise price of $7.95 per share until April 2, 2030. The stock options vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant.

On April 30, 2020, we granted an award of 6,667 shares of our common stock to Mr. Chessman. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vested on the one-year anniversary of the grant date.

On March 31, 2021, we granted an award of 6,667 shares of our common stock to Mr. Chessman. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vested on the one-year anniversary of the grant date.

On November 11, 2021, we granted an award of 20,000 shares of our common stock to Mr. Chessman. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vested on January 15, 2022.

On August 23, 2022, we granted 33,333 stock options to Mr. Chessman. The stock options are exercisable at the exercise price of $7.65 per share until August 23, 2032. The stock options vests as to 50% on each of the first and second one-year anniversary of the date of grant.

On November 16, 2022, we granted an award of 33,333 shares of our common stock to Mr. Chessman. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vested as to 50% on the date of grant and 50% on the six-month anniversary of the date of grant.

On November 16, 2022, we granted 25,000 stock options to Mr. Chessman under our 2020 Equity Incentive Plan. The stock options are exercisable at the exercise price of $3.75 per share until November 16, 2032. The stock options vest as to 50% on the one-year anniversary of the date of grant and 50% on the two-year anniversary of the date of grant.

David A. Guarino

Prior to the entry into the employment agreement with David Guarino, effective as of October 1, 2022, we paid David A. Guarino $14,000 per month for his services and a $750 monthly car allowance.

On November 16, 2022, we entered into an employment agreement with Mr. Guarino, pursuant to which, as of the effective date of October 1, 2022 (the "DG Effective Date"), we have agreed to employ Mr. Guarino and Mr. Guarino has agreed to perform such duties as are regularly and customarily performed by the chief financial officer of a corporation, and any other duties consistent with Mr. Guarino's position in our company. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Guarino $252,000 annually or such other amount as may be determined by our board of directors from time to time, commencing on the DG Effective Date.

In addition, during each of our fiscal years during the term of the employment agreement (beginning with the Fiscal 2023, Mr. Guarino will be eligible for the following annual bonuses: (i) up to 50% of Mr. Guarino's salary, with the exact amount of the bonus to be determined within 30 days of the end of each fiscal year by the compensation committee of our board of directors, based upon 90% of Mr. Guarino's performance during the immediately preceding fiscal year as measured by certain key performance indicators (the "KPIs"), and 10% upon the discretion of the compensation committee. During the term of the employment agreement, these KPIs (i) will be updated within 30 days of the end of each fiscal year, with the first update being April 30, 2023; and (ii) will be set and established in the sole discretion of the compensation committee of our board of directors. However, the KPIs for the Fiscal 2023 will be for the period from October 1, 2022 through March 31, 2023 due to Mr. Guarino's start date and transition time required.

In addition, Mr. Guarino will be entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we do not provide such plans at any time or if Mr. Guarino elects to remain on his current insurance coverage, we agreed to reimburse Mr. Guarino for the actual cost of any such plans obtained privately for Mr. Guarino and his spouse. We have also agreed to (i) provide Mr. Guarino with a $750 per month automobile allowance during the term of the employment agreement; and (ii) reimburse Mr. Guarino for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Guarino will be entitled in each year to five weeks' paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than two consecutive weeks of paid time off.

The initial term of the employment agreement is two years from the DG Effective Date and, on the second anniversary of the DG Effective Date and on each annual anniversary date thereafter, the term of the employment agreement will automatically be extended by one additional year unless either party gives 90 days' written notice to the other of its intention not to renew the employment agreement.

If, within 90 days of the occurrence of a change of control event, Mr. Guarino resigns from his employment relationship with our company or our company terminates his employment agreement for any reason other than for just cause and Mr. Guarino signs a broad based general release in favor of our company (the "DG Release"), then we have agreed to pay Mr. Guarino severance in an amount equal to the 12 months' salary.

We may terminate Mr. Guarino's employment at any time for other than just cause by delivering to Mr. Guarino written notice of termination. In such a case, provided that Mr. Guarino signs the DG Release, we have agreed to pay Mr. Guarino severance in an amount equal to the 12 months' salary.

Subject to applicable employment laws or similar legislation, we may terminate Mr. Guarino's employment in the event he has been unable to perform his duties for a period of eight consecutive months or a cumulative period of 12 months in any consecutive 24-month period, because of a physical or mental disability. Mr. Guarino's employment will automatically terminate on his death. In the event Mr. Guarino's employment with our company terminates by reason of Mr. Guarino's death or disability, then upon and immediately effective on the date of termination we agreed to promptly pay and provide Mr. Guarino (or in the event of Mr. Guarino's death, Mr. Guarino's estate); any unpaid salary and any outstanding and accrued regular and special vacation pay through the date of termination; reimbursement for any unreimbursed expenses incurred through to the date of termination; and any outstanding amounts due under any awards which will be dealt with in accordance with the Plan and the award agreement. In the event Mr. Guarino's employment is terminated due to a disability, we have agreed to pay to Mr. Guarino the severance referred to above.

We may terminate Mr. Guarino's employment for just cause at any time by delivering to Mr. Guarino written notice of termination. In the event that Mr. Guarino's employment with our company is terminated by our company for just cause, Mr. Guarino will not be entitled to any additional payments or benefits (except as otherwise provided in his employment agreement), other than for amounts due and owing to Mr. Guarino by our company as of the date of termination, except for any awards under our 2020 Equity Incentive Plan will be dealt with in accordance with Our 2020 Equity Incentive Plan and award agreement.

Provided that Mr. Guarino has acted within the scope of his authority, we have agreed to indemnify and save harmless Mr. Guarino (including his heirs and legal representatives) against any and all costs, claims and expenses (including any amounts paid to settle any actions or satisfy any judgments) which: he may suffer or incur by reason of any matter or thing which he may in good faith do or have done or caused to be done as an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; or was reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been an employee, officer or director of our company, any of its subsidiaries or of any of their respective affiliates; provided that, the foregoing indemnification will apply only if: he acted honestly and in good faith with a view to the best interests of our company, any of its subsidiaries or any of their respective affiliates; and in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

Mr. Guarino has agreed to indemnify and save harmless our company against, and has agreed to hold it harmless from, any and all damages, injuries, claims, demands, actions, liability, costs and expenses (including reasonable legal fees) incurred or made against our company arising from or connected with the performance or non-performance of his employment by him or the breach of any warranty, representation or covenant herein by him, other than claims by him pursuant to his employment agreement.

If and to the extent we maintain directors' and officers' liability insurance for the protection of our executives in connection with acts and omissions occurring during their employment with our company, we have agreed that Mr. Guarino will be included as an officer and director who is covered by such policy on a basis no less favorable than made available to other executives of our company.

Restricted Awards and Stock Options

On April 3, 2020, we granted 10,000 stock options to Mr. Guarino. The stock options are exercisable at the exercise price of $7.95 per share until April 2, 2030 and vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant.

On April 30, 2020, we granted an award of 6,667 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vested on the one-year anniversary of the date of grant.

On March 31, 2021, we granted 13,333 stock options to Mr. Guarino. The stock options are exercisable at the exercise price of $16.35 per share until March 31, 2031. The stock options vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant.

On March 31, 2021, we granted an award of 6,667 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vested on the one-year anniversary of the date of grant.

On November 11, 2021, we granted an award of 20,000 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 Equity Incentive Plan. These shares vested on January 15, 2022.

On March 31, 2022, we granted an award of 6,667 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares were granted as a restricted award under the 2020 Equity Incentive Plan and issued on March 31, 2022 upon vesting.

On August 23, 2022, we granted 16,667 stock options to Mr. Guarino. The stock options are exercisable at the exercise price of $7.65 per share until March 31, 2031. The stock options vest 50% on August 23, 2023 and 50% vest on August 23, 2024.

On November 16, 2022, we granted an award of 8,333 shares of our common stock to Mr. Guarino. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares were granted as a restricted award under the 2020 Equity Incentive Plan and issued on November 16, 2022 upon vesting.

On November 16, 2022, we granted 6,667 stock options to Mr. Guarino. The stock options are exercisable at the exercise price of $3.75 per share until March 31, 2031. The stock options vest 50% vest on November 16, 2023 and 50% vest on November 16, 2024.

Frank Lazaran

On July 29, 2022, we entered into an employment agreement with Frank Lazaran, our president, chief executive officer and director, pursuant to which, as of the effective date of June 3, 2022 (the "FL Effective Date"), we have agreed to employ Mr. Lazaran and Mr. Lazaran have agreed to perform such duties as are regularly and customarily performed by the president and chief executive officer of a corporation, and any other duties consistent with Mr. Lazaran's position in our company. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Lazaran $275,000 annually or such other amount as may be determined by our board of directors from time to time, commencing on the FG Effective Date. Effective February 20, 2023, Frank Lazaran resigned as our chief executive officer and president and our employment agreement with Mr. Lazaran was terminated.

In addition, Mr. Lazaran was entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we did not provide such plans at any time or if Mr. Lazaran elected to remain on his current insurance coverage, we agreed to reimburse Mr. Lazaran for the actual cost of any such plans obtained privately for Mr. Lazaran and his spouse. We also agreed to (i) provide Mr. Lazaran with a $750 per month automobile allowance during the term of the employment agreement; and (ii) reimburse Mr. Lazaran for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Lazaran was entitled in each year to five weeks' paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than two consecutive weeks of paid time off.

Restricted Awards and Stock Options

On March 31, 2022, we granted an award of 1,667 shares of our common stock to Mr. Lazaran. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares were granted as a restricted award under the 2020 Equity Incentive Plan and issued on March 31, 2022 upon vesting.

On April 20, 2022, we granted an award of 556 shares of our common stock to Mr. Lazaran. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares were granted as a restricted award under the 2020 Equity Incentive Plan and issued on March 31, 2022 upon vesting.

On July 29, 2022, we granted an award of 33,333 shares of our common stock to Mr. Lazaran. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares were granted as a restricted award under the 2020 Equity Incentive Plan and issued on July 29, 2022 upon vesting.

On July 29, 2022, we granted 66,667 stock options to Mr. Lazaran. The stock options are exercisable at the exercise price of $6.42 per share until March 31, 2031. The stock options vest 50% on July 29, 2023 and 50% vest on July 29, 2024.

On November 16, 2022, we granted an award of 16,667 shares of our common stock to Mr. Lazaran. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares were granted as a restricted award under the 2020 Equity Incentive Plan and issued on November 16, 2022 upon vesting.

On November 16, 2022, we granted 11,667 stock options to Mr. Lazaran. The stock options are exercisable at the exercise price of $3.75 per share until March 31, 2031. The stock options vest 50% on November 16, 2023 and 50% vest on November 16, 2024.

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

In addition, Mr. Wright was entitled to participate in all of our employee benefit plans provided by our company to our senior officers. If we did not provide such plans at any time, we agreed to reimburse Mr. Wright for the reasonable cost of any such plans obtained privately. We also agreed to (i) provide Mr. Wright with a vehicle leased in our company's name, with lease payments not exceeding $700/month or such other amount as may be determined by our board of directors; (ii) pay Mr. Wright an allowance of $5,000 per month or such other amount as may be determined by our board of directors, which may be used by Mr. Wright as he sees fit, including without limitation, the funding of non-qualified retirement plans; (iii) reimburse Mr. Wright for any expenses that he incurs in connection with his duties under his employment agreement. Mr. Wright was entitled each year to five weeks' paid vacation, in addition to weekends and statutory holidays, to be taken in installments of no more than three consecutive weeks of paid time off.

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

On April 3, 2020, we granted 16,667 stock options to Mr. Wright. The stock options are exercisable at the exercise price of $7.95 per share until April 2, 2030 and vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant.

On April 30, 2020, we granted an award of 13,333 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on the one-year anniversary of the date of grant.

On March 31, 2021, we granted 16,667 stock options to Mr. Wright. The stock options are exercisable at the exercise price of $16.35 per share until March 31, 2031. The stock options vested as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant.

On March 31, 2021, we granted an award of 10,000 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on the one-year anniversary of the grant date.

On November 11, 2021, we granted an award of 26,667 shares of our common stock to Mr. Wright. We granted these shares as "restricted awards" under our 2020 equity incentive plan. These shares vested on January 15, 2022.

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

3. Provided that Mr. Wright does not revoke the Separation Agreement as provided in the Separation Agreement, we agreed to pay Mr. Wright the total severance sum of $550,000.08 payable as follows: (1) a single payment of $275,000.04 (the "Lump Sum Payment") less all applicable deductions and withholdings payable within three days after the conclusion of the revocation period described the Separation Agreement; and (2) 24 full months of severance (the "Severance Period") at the rate of $11,458.33 per month (each, a "Monthly Separation Payment"). The Monthly Separation Payments will be less all applicable deductions and withholdings. The Monthly Separation Payments for the Severance Period began July 5, 2022 (the first pay period pay date following the expiration of the revocation period provided in the Separation Agreement). The Monthly Separation Payments will be paid ratably pursuant to our current and normal payroll cycle. Notwithstanding the foregoing, in the event our company is sold or undergoes a Change of Control prior to the end of the Severance Period, we agreed that the balance of the unpaid amounts will be paid in a lump sum within five days of the Change of Control. A "Change of Control" means a sale of substantially all of our assets or a sale of 50% or more of stock;

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

6. With respect to (a) 16,667 stock options granted to Mr. Wright under that certain Stock Option Agreement dated March 31, 2021 and (b) 16,667 stock options granted to Mr. Wright under that certain Stock Option Agreement dated April 3, 2020 (collectively, the "Wright Options"), notwithstanding the provisions of the agreements governing the Wright Options, including his termination of Continuous Service as defined in the 2020 Equity Incentive Plan, and as compensation to Mr. Wright under the Separation Agreement, we agreed that Mr. Wright is entitled to exercise part or all of the Wright Options at any time after the Separation Date until May 31, 2024 and the Wright Options will expire on May 31, 2024;

7. In the event we reprice any employee stock options during the two year period after the termination date, we agreed that Mr. Wright's stock options will receive the same repricing treatment; and

8. On June 10, 2022, we granted an award of 6,667 shares of our common stock as a "restricted award" under our 2020 equity incentive plan to Mr. Wright pursuant to the Separation Agreement. These shares vested as of June 10, 2022.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than as described above, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or named executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or named executive officers, or a change in control of our company or a change in our directors' or named executive officers' responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2023:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Frank Chessman	Nil	16,400	Nil	$7.80	October 07, 2023	Nil	Nil	Nil	Nil
	Nil	20,000	Nil	$7.95	April 2, 2030	Nil	Nil	Nil	Nil
	Nil	13,333	Nil	$16.35	March 31, 2031	Nil	Nil	Nil	Nil
	Nil	33,333	Nil	$7.65	August 23, 2032	Nil	Nil	Nil	Nil
	Nil	25,000	25,000	$3.75	November 16, 2032	25,000	Nil	Nil	Nil
David A. Guarino	Nil	10,000	Nil	$7.95	April 2, 2030	Nil	Nil	Nil	Nil
	Nil	13,333	Nil	$16.35	March 31, 2031	Nil	Nil	Nil	Nil
	Nil	16,666	Nil	$7.65	August 23, 2032	16,666	Nil	Nil	Nil
	Nil	6,666	Nil	$3.75	November 16, 2032	6,666	Nil	Nil	Nil
Frank Lazaran	Nil	6,666	3,333	$7.95	April 2, 2030	3,333	Nil	Nil	Nil
	Nil	3,333	3,333	$16.35	March 31, 2031	3,333	Nil	Nil	Nil
	Nil	66,666	66,666	$6.42	July 29, 2032	66,666	Nil	Nil	Nil
	Nil	11,666	11,666	$3.75	November 16, 2032	11,666	Nil	Nil	Nil
Richard A. Wright	Nil	16,667	Nil	$7.95	April 2, 2030	Nil	Nil	Nil	Nil
	Nil	16,667	Nil	$16.35	March 31, 2031	Nil	Nil	Nil	Nil

Compensation of Directors

The particulars of compensation paid to our directors who are not named executive officers for the fiscal year ended March 31, 2023 are set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Keay(9)	30,000(2)	187,500(1)	Nil	Nil	Nil	Nil	217,500
Brian Sudano	Nil	25,000(3)	45,000(4)	Nil	Nil	Nil	70,000
David Rauch(10)	Nil	25,000(5)	22,000(6)	Nil	Nil	Nil	47,000
Ronald DaVella(11)	Nil	16,000(7)	16,000(8)	Nil	Nil	Nil	32,000

Note:

(1)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 750,000 pre-split shares of our common stock as "restricted awards" effective November 16, 2022 (valued at $187,500).
(2)	Consists of director fees.
(3)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 pre-split shares of our common stock as "restricted awards" effective November 16, 2022 (valued at $25,000).
(4)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 pre-split option awards effective August 23, 2022 (valued at $45,000).
(5)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 pre-split shares of our common stock as "restricted awards" effective November 16, 2022 (valued at $25,000).
(6)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 pre-split option awards effective November 16, 2022 (valued at $25,000).
(7)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 pre-split shares of our common stock as "restricted awards" effective March 29, 2023 (valued at $16,000).
(8)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. Reflects the issuance of 100,000 pre-split option awards effective March 29, 2032 (valued at $16,000).
(9)	Effective March 13, 2023, Aaron Keay resigned as a director of our company and Chairman of our board of directors.
(10)	On November 16, 2022, we appointed David Rauch as a director of our company.
(11)	On March 17, 2023, we appointed Ronald DaVella as a director of our company.

On August 23, 2022, we granted stock options to purchase an aggregate of 6,667 shares to Brian Sudano, a director of our company. 3,333 of these options will vest on August 23, 2023 and 3,334 of these options will vest on August 23, 2024.

On November 16, 2022, we granted an award of 50,000 shares to Aaron Keay, a former director of our company. 25,000 of these shares vested immediately on November 16, 2022 and 25,000 of these shares vested on May 16, 2023. We granted these shares as "restricted awards" under our 2020 equity incentive plan.

On November 16, 2022, we granted an award of 6,667 shares to Brian Sudano, a director of our company. 3,333 of these shares vested immediately on November 16, 2022 and 3,334 of these shares vested on May 16, 2023. We granted these shares as "restricted awards" under our 2020 equity incentive plan.

On November 16, 2022, we granted an award of 6,667 shares to David Rauch, a director of our company. 3,333 of these shares vested on May 16, 2023 and 3,334 of these shares will vest on November 16, 2023. We granted these shares as "restricted awards" under our 2020 equity incentive plan.

On November 16, 2022, we granted stock options to purchase an aggregate of 6,667 shares to David Rauch, a director of our company. 3,333 of these options will vest on November 16, 2023 and 3,334 of these options will vest on November 16, 2024.

On March 29, 2023, we granted an award of 6,667 shares to Ronald DaVella, a director of our company. 3,333 of these shares will vest on September 29, 2023 and 3,334 of these shares will vest on March 29 2024. We granted these shares as "restricted awards" under our 2020 equity incentive plan.

On March 29, 2023, we granted stock options to purchase an aggregate of 6,667 shares to Ronald DaVella, a director of our company. 3,333 of these options will vest on March 29 2024 and 3,334 of these options will vest on March 29, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 15, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors and our named executive officers (as defined in the "Executive Compensation") and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Frank Chessman	Common Stock	136,399(3)	1.3%
David A. Guarino	Common Stock	208,952(4)	2.0%
Frank Lazaran	Common Stock	126,331(5)	1.2%
Brian Sudano	Common Stock	26,665(6)	*
Ronald DaVella	Common Stock	Nil	*
David Rauch	Common Stock	48,666(7)	*
Richard A. Wright	Common Stock	326,667(8)	3.1%
All executive officers and directors as a group (6 persons)	Common Stock	547,013(9)	5.2%

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

(2) Percentage of common stock is based on 10,395,805 shares of our common stock issued and outstanding as of August 15, 2023.

(3) Includes 83,066 stock options exercisable within 60 days.

(4) Includes 31,666 stock options exercisable within 60 days.

(5) Includes 43,332 stock options exercisable within 60 days and warrants to purchase 3,333 shares of our common stock.

(6) Includes 13,332 stock options exercisable within 60 days.

(7) Consists of 3,333 shares of our common stock held directly, 5,334 shares of our common stock held by David and Julie Rauch Trust, 26,666 shares of our common stock that may be issued upon conversion of shares of our Series E Preferred Stock held by David and Julie Rauch Trust and 13,333 shares of our common stock that may be issued upon exercise of common stock purchase warrants that may be issued upon conversion of shares of our Series E Preferred Stock held by David and Julie Rauch Trust. To our knowledge, David Rauch and Julie Rauch are the only trustees and the only beneficiaries of David and Julie Rauch Trust. David Rauch has been a director of our company since November 16, 2022. Julie Rauch is the spouse of David Rauch.

(8) Includes 33,333 stock options exercisable within 60 days.

(9) Includes 171,396 stock options exercisable within 60 days, warrants to purchase 3,333 shares of our common stock, 26,666 shares of our common stock that may be issued upon conversion of shares of our Series E Preferred Stock and 13,333 shares of our common stock that may be issued upon exercise of common stock purchase warrants that may be issued upon conversion of shares of our Series E Preferred Stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since April 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $120,000, being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Compensation for Named Executive Officers and Directors

On November 11, 2021, we granted an award of 3,333 shares of our common stock to Brian Sudano, a director of our company. These shares vested on January 15, 2022. On November 11, 2021, we granted an award of 26,667 shares of our common stock to Aaron Keay, a former director of our company. These shares vested on January 15, 2022. We granted these shares as "restricted awards" under our 2020 equity incentive plan.

For additional information regarding compensation for our named executive officers and directors, see "Executive Compensation".

Director Independence

We currently act with five directors consisting of Frank Lazaran, David A. Guarino, Ronald DaVella, David Rauch, and Brian Sudano. Our common stock is listed on the Nasdaq Capital Market. Under Nasdaq Marketplace Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors, David Rauch, Ronald DaVella, and Brian Sudano.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2023 and 2022 for professional services rendered by Prager Metis CPAs, LLC:

Fees	2023	2022
Audit Fees	$248,140	135,000
Audit Related Fees	6,500	-
Tax Fees
Other Fees		39,265

Other fees for the years ended March 31, 2023 and 2022 were for quarterly reviews, consents for registration statements and comfort letters.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2022)
3.17	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2023)
3.18	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)

10.6	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)

10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
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

10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)

10.57	Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)
10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)
10.60	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2021)
10.61	Employment Agreement dated effective April 25, 2022 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K filed on April 29, 2022)
10.62**	Underwriting Agreement, dated May 4, 2022, between The Alkaline Water Company Inc. and Aegis Capital Corp. (incorporated by reference from our Current Report on Form 8-K filed on May 6, 2022)
10.63	Separation Agreement & Release of All Claims dated June 2, 2022 by and between Richard Wright, The Alkaline Water Company Inc. and Alkaline 88, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 2, 2022)
10.64	Employment Agreement dated July 29, 2022 with Frank Lazaran (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 15, 2022)
10.65	Employment Agreement dated as of November 16, 2022 with David Guarino (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2022)
10.66	Employment Agreement dated as of November 16, 2022 with Frank Chessman (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 28, 2023)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on July 14, 2022)
(21)	Subsidiaries
21.1*	Subsidiaries of The Alkaline Water Company Inc. Alkaline 88, LLC, an Arizona limited liability company
(23)	Consents of Experts and Counsel
23.1*	Consent of Prager Metis CPAs, LLC
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Frank Chessman
Frank Chessman
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 16, 2023

By: /s/ David A. Guarino
David A. Guarino
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: August 16, 2023

By: /s/ Frank Lazaran
Frank Lazaran
Director
Date: August 16, 2023

By: /s/ Brian Sudano
Brian Sudano
Director
Date: August 16, 2023

By: /s/ David Rauch
David Rauch
Director
Date: August 16, 2023

By: /s/ Ronald DaVella
Ronald DaVella
Director
Date: August 16, 2023