Form 10-Q
period 2023-06-30
ALKALINE WATER Co INC
filed 2023-09-22
CIK 1532390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

10,895,805 shares of common stock issued and outstanding as of September 21, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2023	March 31, 2023
ASSETS
Current assets
Cash	$414,648	$1,038,754
Accounts receivable, net	5,059,617	6,520,232
Inventory	5,544,390	5,591,351
Prepaid expenses	2,285,188	2,679,274
Operating lease right-of-use asset - current portion	80,289	122,114

Total current assets	13,384,132	15,951,725

Fixed assets - net	1,804,617	2,058,132
Operating lease right-of-use asset	15,184	20,246

Total assets	$15,203,933	$18,030,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$12,609,187	$11,616,247
Accrued expenses	2,406,839	1,996,387
Revolving financing	6,188,332	6,403,447
Notes payable, short-term	1,967,661	3,192,313
Operating lease liability - current portion	89,916	136,214

Total current liabilities	23,261,935	23,344,608

Operating lease liability	16,812	22,223

Total liabilities	23,278,747	23,366,831

Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 Series E issued and outstanding on June 30, 2023 and 600,000 Series E issued and outstanding on March 31, 2023 and nil Series S issued and outstanding on June 30, 2023 and 2,227,030 Seires S issued and outstanding on March 31, 2023	100	2,827
Common stock, Class A - $0.001 par value, 13,333,333 shares authorized 10,395,805 and 10,005,379 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	10,395	10,005
Discount on Preferred Stock	(8,010)	(76,898)
Additional paid in capital	131,912,605	131,805,916
Accumulated deficit	(139,989,904)	(137,078,578)

Total stockholders' deficit	(8,074,814)	(5,336,728)

Total liabilities and stockholders' deficit	$15,203,933	$18,030,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months
	June 30, 2023	June 30, 2022
Net Revenue	$14,933,785	$16,318,786

Cost of Goods Sold	11,162,216	13,399,774

Gross Profit	3,771,569	2,919,012

Operating expenses
Sales and marketing expenses	4,614,499	6,346,229
General and administrative	1,574,240	2,863,993

Total operating expenses	6,188,739	9,210,222

Total operating loss	(2,417,170)	(6,291,210)

Other (income) expense
Interest expense	(423,768)	(1,202,198)

Total other (income) expense	(423,768)	(1,202,198)

Net loss	$(2,840,938)	$(7,493,408)

LOSS PER SHARE (Basic and Diluted)	$(0.28)	$(0.96)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	10,293,276	7,844,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional	Discount of		Accumulated
	Number	Par Value	Number	Par Value	Paid-in Capital	Preferred E	Stock Payable	Deficit	Total

Balance, March 31, 2022	4,453,970	$4,454	7,371,454	$7,371	$109,967,281	$-	$(62,388)	$(109,515,580)	$401,138

Common shares issued in connection with offerings			605,572	606	5,205,598		62,388		5,268,592

Stock option exercise			1,130	1	(1)				-

Preferred stock conversion to common stock and vesting of endorsement shares	(2,226,940)	(2,227)	148,469	148	2,229,109				2,227,030

Stock option and RSU-related stock compensation expense			14,778	15	222,002				222,017

Net (loss)								(7,493,408)	(7,493,408)

Balance, June 30, 2022	2,227,030	$2,227	8,141,403	$8,141	$117,623,989	$-	$-	$(117,008,988)	$625,369

Balance, March 31, 2023	2,827,030	$2,827	10,005,379	$10,005	$131,805,916	$(76,898)	$-	$(137,078,578)	$(5,336,728)

Preferred stock conversion to common stock and vesting of endorsement shares	(2,227,030)	(2,227)	148,469	148	558,837				556,758

Preferred stock series e conversion to common stock	(500,000)	(500)	133,333	133	367				-

Preferred stock series e issuance of dividend in shares			4,598	5	11,078				11,083

Preferred stock series e amortization of discount						68,888		(68,888)	-

Preferred stock series e dividend accrual								(1,500)	(1,500)

Stock option and RSU-related compensation expense and common shares issued upon conversion of RSUs, net of forfeited stock options			61,438	61	(463,550)				(463,489)

Common shares issues in connection with reverse stock split			42,588	43	(43)				-

Net (loss)								(2,840,938)	(2,840,938)

Balance, June 30, 2023	100,000	$100	10,395,805	$10,395	$131,912,605	$(8,010)	$-	$(139,989,904)	$(8,074,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,840,938)	$(7,493,408)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	253,515	187,432
Shares issued and vested, options and RSU expensed for employee and non-employee services	93,269	2,449,047
Amortization of debt discount	-	935,102
Non-cash interest expense	-	49,710
Non-cash lease expense	(4,822)	(275)
Changes in operating assets and liabilities:
Accounts receivable	1,460,615	(495,350)
Inventory	46,961	(2,094,675)
Prepaid expenses and other current assets	394,086	(1,434,887)
Accounts payable	992,940	1,492,615
Accrued expenses	420,035	3,910,039
Note payable, short-term	(1,224,652)	-

NET CASH USED IN OPERATING ACTIVITIES	(408,991)	(2,494,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(854,997)

CASH USED IN INVESTING ACTIVITIES	-	(854,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving financing, net	(215,115)	(504,083)
Proceeds from sale of common stock, net	-	5,268,592

CASH PROVIDED BY FINANCING ACTIVITIES	(215,115)	4,764,509

NET CHANGE IN CASH	(624,106)	1,414,862

CASH AT BEGINNING OF PERIOD	1,038,754	1,531,062

CASH AT END OF PERIOD	$414,648	$2,945,924

INTEREST PAID	$423,768	$215,164

TAXES PAID	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALKALINE WATER COMPANY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The March 31, 2023 balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2023.

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

Stock Split

Effective April 5, 2023, we effected a fifteen for one reverse stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized common stock has decreased from 200,000,000 shares of common stock, with a par value of $0.001 per share, to 13,333,333 shares of common stock, with a par value of $0.001 per share, and the number of our issued and outstanding shares of common stock has decreased from approximately 152,149,661 to approximately 10,185,898. Any fractional shares resulting from the reverse stock split will be rounded up to the next nearest whole number. Our authorized preferred stock was not affected by the reverse stock split and continues to be 100,000,000 shares of preferred stock, with a par value of $0.001 per share. (See Note 5 - Common Stock.)

Accounts Receivable and Allowance for Doubtful Accounts

The Company generally does not require collateral, and the majority of its trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Trade receivables, net	$6,314,617	$7,775,232
Less: Allowance for doubtful accounts	(1,255,000)	(1,255,000)
Net accounts receivable	$5,059,617	$6,520,232

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

As of June 30, 2023 and March 31, 2023, inventory consisted of the following:

	June 30, 2023	March 31, 2023
Raw materials	$3,405,609	$3,661,144
Finished goods	2,138,781	1,930,207
Total inventory	$5,544,390	$5,591,351

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

Revenue consists of the gross sales price, less variable consideration, including estimated allowances for which provisions are made at the time of sale, and less certain other discounts and allowances. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in selling expenses and amounted to $3,104,780 and $3,813,376 (which are not included in revenue) for the quarter ended June 30, 2023 and 2022, respectively.

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company's retail customers or distributors including, but not limited to the following: (a) discounts granted off list prices to support price promotions to end-consumers by retailers; (b) discounts to the Company's distributors for agreed portions of their promotional discounts to retailers; and (c) the Company's agreed share of in-store activities and other promotional allowances and various fees charged to the Company directly by its retailers, club stores and/or wholesalers. The Company's promotional allowance programs with its retailers or distributors are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one month. The accrual for promotional incentives is based on expected chargebacks from customers or distributors and typically deducted from invoices within 30 days of being earned. Historically, adjustments to our estimated accrual for customers' allowances have not been significant.

Disaggregated Net Revenues

The following table reflects disaggregated net revenue by sales channel for the years ended June 30, 2023 and June 30, 2022 are as follows:

	June 30, 2023	June 30, 2022
Retailers	$9,255,018	$10,582,084
Distributors	5,595,816	5,442,469
Ecommerce/Other	82,951	294,233
Total Net Revenue	$14,933,785	$16,318,786

Concentration Risks

The Company has 1 major customer that account for 14% of accounts receivable at June 30, 2023, and 3 customers that together account for 37% (15%, 12% and 10%, respectively) of the total revenues earned for the quarter ended June 30, 2023. The Company has 1 vendors that account for 24% of purchases for the quarter ended June 30, 2023.

The Company had 2 major customers that accounted for 25% (13% and 12% respectively) of accounts receivable at June 30, 2022, and 2 customers that together accounted for 31% (18% and 13%, respectively) of the total revenues earned for the quarter ended June 30, 2022. The Company had 2 vendors that accounted for 48% (31%, and 17% respectively) of purchases for the quarter ended June 30, 2022.

Correction of Previously Issued Financial Statements

The accompanying condensed consolidated statement of operations for the three months ended March 31, 2022 has been corrected for an adjustment to reclassify Sales and marketing expenses of $575,617 as a reduction of Net revenue as such amounts were related to consideration payable to a customer which the Company determined was not for distinct goods or services received. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole. As a result of the correction, Net Revenue decreased from $16,894,403 to $16,318,786 and Sales and marketing expenses decreased from $6,921,846 to $6,346,229. The correction had no impact on Total operating loss and Net loss.

Business Segments

The Company operates as a single operating segment for the purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through June 30, 2023 and believes that none of them will have a material effect on our consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in developing its business plan and building its initial customer and distribution base for its products. As a result, the Company incurred accumulated net losses from Inception (June 19, 2012) through the period ended June 30, 2023 of ($139,989,904). In addition, the Company's development activities since inception have been financially sustained through debt and equity financing. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets consisted of the following at:

Fixed assets consisted of the following at:	June 30, 2023	March 31, 2023
Machinery and Equipment	$6,523,778	$6,523,778
Office Equipment	55,439	55,439
Less: Accumulated Depreciation	(4,774,600)	(4,521,085)
Fixed Assets, net	$1,804,617	$2,058,132

Depreciation expense for the quarter ended June 30, 2023 and 2022 was $253,515 and $187,432, respectively.

NOTE 4 - REVOLVING FINANCING

On February 1, 2017, we entered into a credit and security agreement (the "Credit Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM" or "Lender"), which subsequently changed its name to CNH Finance Fund I, L.P. and then to eCapital Healthcare Corp.

The Credit Agreement provides our company with a revolving credit facility (the "Revolving Facility"), the proceeds of which are to be used to repay existing indebtedness of our company, transaction fees incurred in connection with the Credit Agreement and for the working capital needs of our company.

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $10 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves). The advanced under the credit agreement as of June 30, 2023 was $6,064,975.

The Credit Agreement expired on September 14, 2023.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of June 30, 2023 was 16.5%

To secure the payment and performance of the obligations under the Credit Agreement, we granted to SCM a continuing security interest in all of our assets and agreed to a lockbox account arrangement in respect of certain eligible receivables.

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

The interest rate will be increased by 5% in the event of a default under the Credit Agreement. Events of default under the Credit Agreement, some of which are subject to certain cure periods, include a failure to pay obligations when due (the Credit Agreement expired on September 14, 2023 and while the Company is in discussions with SCM, there is an event of default due to the expiration of the agreement), the making of a material misrepresentation to SCM, the rendering of certain judgments or decrees against our company and the commencement of a proceeding for the appointment of a receiver, trustee, liquidator or conservator or filing of a petition seeking reorganization or liquidation or similar relief.

The Credit Agreement contains customary representations and warranties and various affirmative and negative covenants including the right of first refusal to provide financing for our company and the financial and loan covenants, such as the loan turnover rate, minimum EBITDA, fixed charge coverage ratio and minimum liquidity requirements.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

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

As consideration for the rights and services granted under the Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $3 million over the three years of the Endorsement Agreement. The Company will also pay expenses related to the marketing and personal services provided by Mr. O'Neal. As of June 30, 2023, the Company has paid $2 million under this agreement.

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

The Company recognized an expense of $2,227,030 for the year ended March 31, 2022 and March 31, 2023. In the three months ending June 30, 2023 and June 30, 2022, the Company recognized an expense in the amount of $556,757.

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

The Company identified the conversion into a Unit (one share of preferred stock and one-half warrant) as an embedded beneficial conversion feature (ASC 470), thus the Company valued (using Black-Scholes option-pricing model for common stock options and warrants) each component of the Unit. The Warrant was valued at in the aggregate $211,470 and the Common Stock was valued at $888,530. Accordingly, the Company recognized an aggregate beneficial conversion feature of $211,470 upon issuance of the Series E Preferred Stock with a $211,470 increase in discount on preferred stock and a corresponding increase in additional paid-in capital. The value of the warrant is being amortized over a 1 year (the period from issuance to the earliest allowable conversion date). As of June 30, 2023, the discount on preferred stock was $8,010.

500,000 shares of Series E Preferred Stock was converted on March 24, 2023 into 133,333 shares of the Company's common stock along with an issuance of 4,761 shares of the Company's common stock for the $10,333 dividend payable on the 500,000 shares of Series E Preferred Stock.

Effective as of April 4, 2023, we issued 133,333 units of our company upon conversion of 500,000 shares of our Series E Preferred Stock without the payment of any additional consideration. Each unit was comprised of one fifteenth share of our common stock and one thirtieth of one common stock purchase warrant. Each whole common stock purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $4.69 per share for a period of three years. In addition, effective as of April 4, 2023, we paid dividends on these 500,000 shares of our Series E Preferred Stock in the amount of $11,083 by issuing 4,598 shares of our common stock at a price of $2.410 per share.

In addition, the Company has accrued $3,317 as of June 30, 2023 as a dividend payable on the 100,000 remaining shares of Series E Preferred Stock.

Common Stock

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

NOTE 6 - OPTIONS AND WARRANTS

The Company in the three months ended June 30, 2023, recorded an expense in the amount of $342,760 in connection with the granting of stock options and $114,139 in connection with the granting of RSUs in prior years. This expense was offset by $920,388 which was the amount previously expensed in connection with 1,621,000 stock options that were forfeited during the three months ended June 30, 2023.

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

Operating Lease expense for the three months ended June 30, 2023 was $52,791 and for the three months ended June 30, 2022 was $65,169.

Operating Leases:	June 30, 2023
Operating lease right-of-use asset - current portion	$80,289
Operating lease right-of-use asset - non-current portion	15,184

Total Operating lease right-of-use asset	$95,473

Operating lease liability - current portion	$89,916
Operating lease liability - non-current portion	16,812

Total Operating lease liability	$106,728

Weighted average remaining lease term (in years):
Operating leases	0.9

Weighted average discount rate:
Operating leases	7%

Maturities of undiscounted lease liabilities as of June 30, 2023 are as follows:

Operating Leases
Year ending March 31, 2024	87,371
Year ending March 31, 2025	23,075
Total lease payments	110,446
Less: Imputed interest	(3,718)
Total lease obligations	106,728

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

On July 12, 2023, the Company entered into a settlement agreement and stipulation ("Settlement Agreement") with Silverback Capital Corporation ("Silverback") in connection with the settlement of $1,809,256.03 of bona fide obligations the Company owed to certain of its creditors. The Settlement Agreement was subject to a fairness hearing, and on September 6, 2023, the Circuit Courts within the Twelfth Judicial Circuit of Palm Beach County, Florida held a fairness hearing and, on September 12, 2023 entered an order granting approval of the Settlement Agreement. If the Settlement Agreement is satisfied in full, the Company shall reduce the Company's debt obligations equal to $1,809,256.03 in exchange for 30,000 common shares to cover Silverback's expenses and the issuance of settlement shares of the Company's common stock pursuant to the terms of section 3(a)(10) of the Securities Act of 1933, in multiple tranches, at a price that is seventy percent (70%) of the average of the three lowest bid prices during the ten (10) trading days immediately preceding the delivery of such tranche. At no time may Silverback beneficially own more than 4.99% of the Company's outstanding common stock.

As of September 20, 2023, the Company issued 500,000 shares of WTER common stock, to be valued at 70% of the three lowest bid prices during the ten (10) trading days immediately preceding the delivery of such shares.

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

Inflationary Pressure

We have seen significant margin contraction as a result of inflationary pressures over the last 12 months. We've taken a number of steps that will allow us to increase our margins in the year ended March 31, 2024. These steps include (1) an approximate 9% across the board price increase (effective across all banners for the entire fiscal 2024); (2) a potential leveling off or small reduction in freight costs due to the geographic distribution of our new co-packers and suppliers; and (3) our buying power allowing us to lock in price breaks on raw materials over the next 12 months.

Results of Operations

Our results of operations for the three months ended June 30, 2023 and June 30, 2022 are as follows:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Revenue	$14,933,785	$16,318,786
Cost of goods sold	11,162,216	13,399,774
Gross profit	$3,771,569	$2,919,012
Net Loss	$(2,840,938)	$(7,493,408)

Revenue and Cost of Goods Sold

We had revenue from sales of our product for the three months ended June 30, 2023 of $14,933,785 as compared to $16,318,786 for the three months ended June 30, 2022, a decrease of 8%. The decrease in sales is due to the expanded promotional allowances of our products to retailers throughout the country. We distribute our product through several channels. We sell through large national distributors (UNFI, KeHe, C&S, and Core-Mark), which together represent over 150,000 retail outlets. We also sell our product directly to retail clients, including convenience stores, natural food products stores, large ethnic markets and national retailers. Some examples of retail clients are: Walmart, CVS, Sam's Club, Family Dollar, Albertson/Safeway, Kroger companies, Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas', Stater Bros. Markets, Unified Grocers, Bristol Farms, Publix, Vallarta, Superior Foods, Ingles, Shaw's, Raley's, Harris Teeter, Festival Foods, HEB and Brookshire's.

Cost of goods sold is comprised of production costs, shipping and handling costs. For the three months ended June 30, 2023, we had cost of goods sold of $11,162,216, or 75% of revenue, as compared to cost of goods sold of $13,399,774 or 82% of revenue, for the three months ended June 30, 2022. The decrease in cost of goods sold is due to decreased raw material costs.

Expenses

Our operating expenses for the three months ended June 30, 2023 and June 30, 2022 are as follows:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Sales and marketing expenses	$4,614,499	$6,346,229
General and administrative expenses	1,574,240	2,863,993
Total operating expenses	$6,188,739	$9,210,222

For the three months ended June 30, 2023, our total operating expenses were $6,188,739 as compared to $9,210,222 for the three months ended June 30, 2022.

For the three months ended June 30, 2023, the total included $4,614,499 of sales and marketing expenses. Compared to the three months ended June 30, 2022, sales and marketing expenses for the three months ended June 30, 2023 decreased due to lower freight costs to our customers of approximately $0.7 million, lower advertising and promotion of approximately $0.3 million, and lower professional fees of approximately 0.5 million.

For the three months ended June 30, 2023, general and administrative expenses of $1,574,240 consisted primarily of approximately $0.4 million of professional fees, media fees and legal fees, and approximately $1.1 million of wages and wage related expenses. For the three months ended June 30, 2022, general and administrative expenses of $2,863,993, consisted primarily of approximately $0.4 million of professional fees, media fees and legal fees and approximately $1.8 million of wages and wage related expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2023	March 31, 2023
Current assets	$13,384,132	$15,951,725
Current liabilities	23,261,935	23,344,608
Working capital	$(9,877,803)	$(7,392,883)

Current Assets

Current assets as of June 30, 2023 and March 31, 2023 primarily include $414,648 and $1,038,754 in cash, $5,059,617 and $6,520,232 in accounts receivable and $5,544,390 and $5,591,351 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2023 and March 31, 2023 primarily include $12,609,187 and $11,616,247 in accounts payable, revolving financing of $6,188,332 and $6,403,447, and accrued expenses of $2,406,839 and $1,996,387, respectively.

Cash Flow

Our cash flows for the three months ended June 30, 2023 and June 30, 2022 are as follows:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Net Cash used in operating activities	$(408,991)	$(2,494,650)
Net Cash used in investing activities	(-0-)	(854,997)
Net Cash provided/(used) by financing activities	(215,115)	4,764,509
Net increase (decrease) in cash	$(624,106)	$1,414,862

Operating Activities

Net cash used in operating activities was $408,991 for the three months ended June 30, 2023, as compared to $2,494,650 used in operating activities for the three months ended June 30, 2022. The decrease in net cash used in operating activities was primarily due to the reduction in net loss after adjustments to reconcile net income to net cash in the amount of $1.3 million.

Investing Activities

Net cash used in investing activities was $-0- for the three months ended June 30, 2023, as compared to $854,997 used in investing activities for the three months ended June 30, 2022. The cash used in investing activities for the three months ended June 30, 2022 was primarily due to the purchase of equipment for 2 new co-packing plants and the purchase of a new model for our 1-gallon bottle.

Financing Activities

Net cash used by financing activities for the three months ended June 30, 2023 was $215,115, as compared to net cash provided by financing activities in the amount of $4,764,509 for the three months ended June 30, 2022. The decrease in net cash provided was a result of no proceeds from the sale of common stock, net in the three months ended June 30, 2023 compared to approximately $5.3 million of proceeds from the sale of common stock, net in the three months ended June 30, 2022.

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

Our cash on hand, plus the implementation of our cost-reduction and margin enhancement strategy, anticipated financing or equity offerings is planned to fund our current planned operations and capital needs. However, if our current plans change or are accelerated, we may seek to sell additional equity or debt securities or obtain additional credit facilities, including seeking investments from strategic investors. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in our Annual Report on Form 10-K filed on August 17, 2023. There have been no material changes since August 17, 2023 from the risk factors disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed below, since the beginning of our fiscal quarter ended June 30, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

On July 12, 2023, we entered into a settlement agreement and stipulation ("Settlement Agreement") with Silverback Capital Corporation ("Silverback") in connection with the settlement of $1,809,256.03 of bona fide obligations we owed to certain of our creditors. The Settlement Agreement was subject to a fairness hearing, and on September 6, 2023, the Circuit Courts within the Twelfth Judicial Circuit of Palm Beach County, Florida held a fairness hearing and, on September 12, 2023 entered an order granting approval of the Settlement Agreement. If the Settlement Agreement is satisfied in full, we must reduce our debt obligations equal to $1,809,256.03 in exchange for 30,000 common shares to cover Silverback's expenses and the issuance of settlement shares of our common stock pursuant to the terms of section 3(a)(10) of the Securities Act of 1933, in multiple tranches, at a price that is seventy percent (70%) of the average of the three lowest bid prices during the ten (10) trading days immediately preceding the delivery of such tranche. At no time may Silverback beneficially own more than 4.99% of our outstanding common stock.

As of September 20, 2023, we issued 500,000 shares of our common stock, to be valued at 70% of the three lowest bid prices during the ten (10) trading days immediately preceding the delivery of such shares.

Item 3. Defaults Upon Senior Securities

On February 1, 2017, we entered into a credit and security agreement (the "Credit Agreement") with SCM Specialty Finance Opportunities Fund, L.P. ("SCM" or "Lender"), which subsequently changed its name to CNH Finance Fund I, L.P. and then to eCapital Healthcare Corp. The Credit Agreement provides our company with a revolving credit facility (the "Revolving Facility"), the proceeds of which are to be used to repay existing indebtedness of our company, transaction fees incurred in connection with the Credit Agreement and for the working capital needs of our company.

Under the terms of the Credit Agreement, SCM has agreed to make cash advances to our company in an aggregate principal at any one time outstanding not to exceed the lesser of (i) $10 million (the "Revolving Loan Commitment Amount") and (ii) the Borrowing Base (defined to mean, as of any date of determination, 85% of net eligible billed receivables plus 65% of eligible unbilled receivables, minus certain reserves). The advanced under the credit agreement as of June 30, 2023 was $6,064,975.

The Credit Agreement expired on September 14, 2023.

The principal amount of the Revolving Facility outstanding bears interest at a rate per annum equal to (i) a fluctuating interest rate per annum equal at all times to the rate of interest announced, from time to time, within Wells Fargo Bank at its principal office in San Francisco as its "prime rate," plus (ii) 3.25%, payable monthly in arrears. The interest rate as of June 30, 2023 was 16.5%.

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

The interest rate will be increased by 5% in the event of a default under the Credit Agreement. Events of default under the Credit Agreement, some of which are subject to certain cure periods, include a failure to pay obligations when due (the Credit Agreement expired on September 14, 2023 and while we are in discussions with SCM, there is an event of default due to the expiration of the agreement), the making of a material misrepresentation to SCM, the rendering of certain judgments or decrees against our company and the commencement of a proceeding for the appointment of a receiver, trustee, liquidator or conservator or filing of a petition seeking reorganization or liquidation or similar relief.

The amount of the owed under the Credit Agreement as of September 20, 2023 was $4,865,545.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

See Item 2 of Part II of this quarterly report on Form 10-Q for the information responsive to this item.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on October 28, 2011)
3.2	Certificate of Change (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)
3.3	Articles of Merger (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2013)

3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.5	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2013)
3.6	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2013)
3.7	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2015)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.9	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
3.10	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
3.11	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on April 4, 2017)
3.12	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
3.13	Certificate of Amendment to Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
3.14	Certificate of Withdrawal of Certificate of Designation (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 20, 2017)
3.15	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on May 19, 2021)
3.16	Certificate of Designation (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2022)
3.17	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2023)
3.18	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on October 15, 2018)
(10)	Material Contracts
10.1	Contract Packer Agreement dated November 14, 2012 between Alkaline 84, LLC and AZ Bottled Water, LLC (incorporated by reference from our Current Report on Form 8-K, filed on June 5, 2013)
10.2	Contract Packer Agreement dated October 7, 2013 with White Water, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 13, 2013)
10.3	Manufacturing Agreement dated August 15, 2013 with Water Engineering Solutions, LLC (incorporated by reference from our Registration Statement on Form S-1, filed on November 27, 2013)
10.4	Equipment Lease Agreement dated January 17, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2014)
10.5	Revolving Accounts Receivable Funding Agreement dated February 20, 2014 (incorporated by reference from our Current Report on Form 8-K, filed on February 25, 2014)
10.6	Form of Securities Purchase Agreement dated as of April 28, 2014, between The Alkaline Water Company Inc. and the purchasers named therein (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)

10.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.8	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2014)
10.9	Amendment #1 dated February 12, 2014 to Equipment Lease Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.10	Equipment Sale/Lease Back Agreement dated April 2, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 13, 2014)
10.11	Agreement dated August 12, 2014 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.12	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.13	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on August 21, 2014)
10.14	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on October 9, 2014)
10.16	Master Lease Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.17	Warrant Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.18	Registration Rights Agreement dated October 28, 2014 with Veterans Capital Fund, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.19	Form of Amending Agreement to Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 4, 2014)
10.20	Securities Purchase Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.21	Secured Term Note dated May 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.22	General Security Agreement dated as of May 11, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Annual Report on Form 10-K, filed on July 14, 2015)
10.23	Securities Purchase Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.24	Secured Term Note dated August 20, 2015 issued to Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.25	General Security Agreement dated as of August 20, 2015 with Assurance Funding Solutions LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 23, 2015)
10.26	Loan Agreement dated November 30, 2015 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.27	Promissory Note dated November 30, 2015 issued to Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.28	Escrow Agreement dated November 30, 2015 with Neil Rogers and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2015)
10.29	2013 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.30	Loan Agreement dated January 25, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.31	Promissory Note dated January 25, 2016 issued to Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.32	Escrow Agreement dated January 25, 2016 with Turnstone Capital Inc. and Escrow Agent (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)
10.33	Amendment Agreement dated January 25, 2016 with Neil Rogers (incorporated by reference from our Current Report on Form 8-K, filed on January 25, 2016)

10.34	Employment Agreement dated effective March 1, 2016 with Steven P. Nickolas (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.35	Employment Agreement dated effective March 1, 2016 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K, filed on April 5, 2016)
10.36	Form of Promissory Note and Warrant Exchange Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2016)
10.37	Loan Facility Agreement dated September 20, 2016 with Turnstone Capital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 22, 2016)
10.38	Credit and Security Agreement dated February 1, 2017 with SCM Specialty Finance Opportunities Fund, L.P. (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.39	Payoff Agreement dated February 1, 2017 with Gibraltar Business Capital, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 7, 2017)
10.40	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 4, 2017)
10.41	Settlement Agreement and Mutual Release of Claims dated October 31, 2017 with Steven P. Nickolas, Nickolas Family Trust, Water Engineering Solutions, LLC, Enhanced Beverages, LLC, McDowell 78, LLC and Wright Investments Group, LLC (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2017)
10.42	Exchange Agreement and Mutual Release of Claims dated November 8, 2017 with Ricky Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.43	Stock Option Forfeiture & General Release dated November 8, 2017 by Ricky Wright and Sharon Wright (incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2017)
10.44	Form of Warrant Amendment Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 22, 2018)
10.45	Form of Common Stock Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 5, 2018)
10.46	2018 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K, filed on April 25, 2018)
10.47	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2018)
10.48	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2018)
10.49	Underwriting Agreement, dated March 8, 2019, by and between The Alkaline Water Company Inc. and Canaccord Genuity LLC, as representative of the underwriters named therein (incorporated by reference from our Current Report on Form 8-K, filed on March 11, 2019)
10.50	Employment Agreement dated April 25, 2019 with Ronald DaVella (incorporated by reference from our Current Report on Form 8-K filed on May 3, 2019)
10.51	Sixth Amendment to Credit and Security Agreement dated June 27, 2019 with CNH Finance Fund I, L.P. (incorporated by reference from our Annual Report on Form 10-K filed on July 1, 2019)
10.52	Agreement and Plan of Merger, dated as of September 9, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2019)
10.53	Amendment to the Agreement and Plan of Merger, dated as of October 31, 2019 among The Alkaline Water Company Inc., AQUAhydrate, Inc. and AWC Acquisition Company Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2019)
10.54	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 20, 2020)
10.55	2020 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2020)
10.56	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2020)
10.57	Sales Agreement, dated as of February 22, 2021, by and between The Alkaline Water Company Inc. and Roth Capital Partners, LLC** (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2021)

10.58	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2021)
10.59	Endorsement Agreement executed May 12, 2021 by The Alkaline Water Company Inc. and ABG-Shaq, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2021)
10.60	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2021)
10.61	Employment Agreement dated effective April 25, 2022 with Richard A. Wright (incorporated by reference from our Current Report on Form 8-K filed on April 29, 2022)
10.62**	Underwriting Agreement, dated May 4, 2022, between The Alkaline Water Company Inc. and Aegis Capital Corp. (incorporated by reference from our Current Report on Form 8-K filed on May 6, 2022)
10.63	Separation Agreement & Release of All Claims dated June 2, 2022 by and between Richard Wright, The Alkaline Water Company Inc. and Alkaline 88, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 2, 2022)
10.64	Employment Agreement dated July 29, 2022 with Frank Lazaran (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 15, 2022)
10.65	Employment Agreement dated as of November 16, 2022 with David Guarino (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2022)
10.66	Employment Agreement dated as of November 16, 2022 with Frank Chessman (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 28, 2023)
10.64	Employment Agreement dated July 29, 2022 with Frank Lazaran (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 15, 2022)
10.65*	Settlement Agreement and Stipulation dated July 12, 2023 with Silverback Capital Corporation
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data File
101.INS*	INS XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

THE ALKALINE WATER COMPANY INC.

Date: September 22, 2023	By:	/s/ Frank Chessman
Frank Chessman
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 22, 2023	By:	/s/ David A. Guarino
David A. Guarino
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)